Form 10QSB
period 1996-06-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1996-12-06
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                 For Quarter Ended June 30, 1996

                    Central Index Key # 856572
                Commission File Number:  33-31566

            ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
               (formerly Aerial Acquisitions Inc.)
       Exact Name of Registrant as Specified in its Charter

           Delaware                              77-0219055
State or Other Jurisdiction of               IRS Employer Iden-
Incorporation or Organization                tification Number

10096 Sixth Street, Units M-P
Rancho Cucamonga, California                       91730
Address of Principal Executive Offices            Zip Code

                         (909) 466-0081
                  Registrant's Telephone Number,
                       Including Area Code

                               N/A
          Former Name, Former Address and Former Fiscal
                Year, if Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.Yes           No    X

As of September 30, 1996, 10,002,739 shares of Common Stock; 8,138,813 Class A and 8,138,813 Class B common stock purchase warrants were outstanding, taking into account the fact that, in May, 1996, the Registrant prevailed on a legal action that resulted in 511,656 shares of its common stock being required to be returned to its treasury.

Transitional Small Business Disclosure Format: Yes        No    X



 1.   Financial Statements.

     See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Since inception in 1989, the Registrant has relied principally on the proceeds from one public and several private offerings of its securiities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. From inception in March, 1989 to June 30, 1996, a total of $7,798,217 (net) has been received from these financing activities. At June 30, 1996, the Registrant had cash and cash equivalents totaling $216,765 available to cover recurring operating deficits and research and development expenses.

     The Registrant incurs considerable expense in demonstrating and testing its products. Government approvals for each of the products and adaptations thereto must be obtained before its products may be marketed. The Registrant is also incurring substantial expenses in demonstrating its products to prospective customers, both civilian and governmental. During 1995, the Registrant's Board of Directors determined that the results of its marketing efforts in conjunction with its recently developed blend center warranted concentrating marketing efforts on the distribution of blend centers with particular concentration on regional and national restaurant chain franchisees. As a result, it changed its marketing strategy to one whereby it is currently attempting to establish relationships with owners of regional and national restaurant chain franchises, while also pursuing relationships with other potential high volume consumers in both the civilian and governmental sectors in an effort to broaden its distribution and gain market acceptance.
A significant number of such relationships have been established to date. Management believes that this approach will result in substantially higher revenues from product sales and thereby significantly improve the Registrant's liquidity.

     The Registrant's long term viability is dependent upon improving liquidity through increased product sales. In the interim, Management believes that the current cash in its account and cash from ongoing operations should be adequate to meet its research and development, marketing, administrative expenses and cash commitments through fiscal 1996 or until the Registrant reaches consistent profitability from ongoing internal operations if that is later. The Registrant may continue to offer its securities on a public or private basis as a means of supplementing it liquidity from ongoing operations.

     Other than continuing development expenses related to new products, estimated to be 3% of the Registrant's net revenues on an annual basis, commitments under facilities' leases totaling $202,000 through August, 1999, the Registrant has no other known commitments for its capital resources as of June 30, 1996. Management believes that cash available from ongoing operations and, if necessary, from additional financing, will cover these commitments.

     The Registrant's total assets increased from $215,728 at June 30, 1995 and $243,967 at December 31, 1995 to $520,604 at June 30, 1996, total increases of $304,876 (141.3%) and $276,637 (113.3%), respectively.  These respective increases were due primarily to increased cash from operations and sales of securities, increased sales related accounts receivables, and, increases in inventories and equipment.

     The Registrant's total liabilities increased from $1,520,089 at June 30, 1995 and $1,340,368 at December 31, 1995 to $1,846,430 at June 30, 1996, total increases of $326,341 (21.4%) and $506,062 (37.7%), respectively.  These respective increases were due primarily to increases notes payable, net decreases in accrued expenses and net decreases in accounts payable.

     The Registrant's accrued expenses decreased from $859,120 at June 30, 1995 and $574,616 at December 31, 1995 to $522,594 at June 30, 1996, total decreases of $336,526 (39.1%) and $52,022 (9.0%), respectively. These respective decreases were due primarily to the accrual of certain services in the amount of $224,000 provided to the Registrant as of June 30, 1995, which were converted to common stock or common stock subscribed as of December 31, 1995, and, a decrease in the accrual of other operating expenses for the current period due to the Registrant's ability to use increased cash proceeds from operations and securities sales to reduce outstanding debt.

     The Registrant's notes payable increased from $432,561 at June 30, 1995 and $489,604 at December 31, 1995 to $1,157,818 at June 30, 1996, total increases of $725,167 (167.6%) and $668,214 (136.4%), respectively.  These increases were attributable to net amounts of convertible promissory notes issued versus the conversion of outstanding promissory notes to common stock or common stock subscribed.

     The Registrant's accounts payable decreased from $99,945 at June 30, 1995 and $134,961 at December 31, 1995 to $34,480 at June 30, 1996, total decreases, respectively, of $65,465 (65.5%) and $100,481 (74.4%).  These
decreases were primarily due to the use of cash proceeds from operations and securities sales to reduce outstanding debt.

     The Registrant's accrued interest increased from $69,756 at June 30, 1995 and $96,553 at December 31, 1995 to $103,583 at June 30, 1996, increases of $33,827 (48.4%) and $7,030 (7.2%), respectively. These increases were due to increases in notes payable.

     The Registrant's accumulated deficit increased from $6,703,269 at June 30, 1995 and $7,386,446 at December 31, 1995 to $7,966,225 at June 30, 1996,
(18.8%) and (7.9%), respectively, as a result of increased net losses from operations. The Registrant's shareholders' common stock and paid in capital, which was $5,398,908 at June 30, 1995 and $6,290,045 at December 31, 1995,
increased (21.1%) and (5.6%), respectively, to $6,640,399 at June 30, 1996, principally as a result of equity offerings and the conversion of convertible promissory notes to equity securities. The Registrant has improved its cash position through the use of private placements of its securities.

     Since inception, the Registrant has experienced significant losses from operations in each successive period. For the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, net loss from operations increased $23,993 (4.3%) to $579,779 from $555,786; gross sales of products increased $18,805 (37.3%) to $69,160 from $50,355; cost of product sales increased $10,864 (29.5%) to $47,626 from $36,762; selling, general and administrative expenses increased $7,915 (1.4%) to $556,836 from $548,921; and, interest expense increased $24,019 (117.4%) to $44,477 from $20,458. The Registrant achieved a gross profit percentage of approximately 31.1% for the six month period ended June 30, 1996 as compared to 26.9% for the six month period ended June 30, 1995 and 31.7% for the year ended December 31, 1995.

     Management expects to be able to maintain or improve gross profit margins into the future. Currently, the Registrant sells most of its products by the gallon in various sized containers and prices its products based on container size. The Registrant has experienced no price pressure and structures its prices to be competitive with other products sold in similar markets.

     Since inception, the Registrant has primarily used equity financing transactions and borrowings convertible to equity securities to improve its liquidity while operations have been unable, until at least early 1996, to generate adequate working capital. Net cash used in operating activities was $227,852 for the six months ended June 30, 1995 and $522,573 for the year ended December 31, 1995 compared to $742,677 for the six months ended June 30, 1996.

     As a result of what Management perceives to be an ever-increasing societal emphasis on the utilization of environmentally responsible products in a responsible and efficient manner, Management believes that the Registrant's products, which are principally aqueous based, non-toxic and biodegradable, have significant future market potential, especially when considered in conjunction with the Registrant's blend center method of product distribution, although the extent of that potential can not be determined at this time.

     During the fiscal year ended December 31, 1995, the Registrant Management determined it would focus on marketing the Registrant's blend centers to owners of regional and national restaurant chain franchises, while also pursuing relationships with other potential high volume consumers in both the civilian and governmental sectors in an effort to broaden its distribution and gain market acceptance. As a result of this change in focus, the Registrant has achieved what Management believes to be a significantly enhanced opportunity to obtain operations sustaining revenues from product sales alone.

     A large portion of the developmental expenses experienced by the Registrant products has resulted from the development of the Registrant's blend centers and from testing necessary to acquire product credentials, which, in some cases, must be performed by independent testing laboratories. Travel and travel related expenses (such as convention attendance), are also major expenses in the promotion of the Registrant's products to potential customers. The largest items of selling, general and administrative expense are salaries, rent, telephone, legal, consulting, accounting, travel, trade shows, product samples and related marketing expenses. The Registrant also incurred, during the periods ending December 31, 1995 and 1994, significant legal and accounting expenses related to its financing and compliance updating activities. Management does not expect a significant increase in selling, general and administrative expense as a percentage of overall revenues as its sales increase.

     The Registrant has not experienced, and does not anticipate, any material effect on its financial condition or results of operations stemming from seasonal influences.

     With respect to the three months ended June 30, 1996 as compared to the three months ended June 30, 1995: loss from operations increased $49,676 (20.0%) to $297,752 from $248,076; gross sales of products increased $20,729 (87.6%) to $44,397 from $23,668; cost of product sales increased $10,478 (57.5%) to $28,688 from $18,210; selling, general and administrative expenses increased $37,270 (15.4%) to $279,338 from $242,068; and, interest expense increased $22,657 (197.6%) to $34,123 from $11,466.




                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     During the period covered by this Report, the six months ended June 30, 1996, the Registrant was involved in the following legal proceedings.

    On June 22, 1995, Charles Jamgotchian commenced a legal action against the Registrant, J.W. Rutherford, George A. Money, Key Kavoussi, Harold P. Kavoussi, Greater Pacific H.M.O. (an entity with respect to which Harold P. Kavoussi is affiliated), Innovative Technologies, Inc. and Money Manufacturing (entities with respect to which Mr. Money is affiliated) and Robert Tierney. The lawsuit was filed in San Bernardino Superior Court at the Rancho Cucamonga, California branch. In the amended complaint, Mr. Jamgotchian alleges that he made a $100,000.00 loan to Ultra Shield Products International, Inc. a California corporation that is a subsidiary of the Registrant. He also alleges that he was defrauded in that he did not receive promised security for the loan consisting of certain securities certificates or a security interest in certain real property. The complaint further alleges that Messrs. Tierney and Rutherford breached certain guarantee agreements. The Registrant has denied that it was a party to the loan agreement. It has also denied the allegation that the other defendants acted as its agents and that it has any liability to Mr. Jamgotchian. The Registrant has filed a cross-complaint against Mr. Jamgotchian and seeks to cancel certain securities issued in connection with the loan and to have the transaction declared by the court as not binding upon the Registrant and as a usurious loan transaction. The Registrant is also seeking to impose liability against Mr. Jamgotchian for his failure to perform certain duties owing the Registrant in connection with his agreement to supervise the Registrant's marketing efforts. The court has issued a temporary protective order against the Registrant preventing it from selling its assets outside the normal course of business. The defendants contend that they do not have any liability to Mr. Jamgotchian and in the case of the Registrant, it contends that its claim for damages exceeds the claim for damages asserted by Mr. Jamgotchian. The case is scheduled to commence trial on February 28, 1997.

    On November 17, 1994, the Registrant commenced a lawsuit against American Venture Group, Inc., Charles Mugrdechian, Jr., John K. Freeland, Ararat International Administrators, Inc. and Consolidated Equity Partners, Inc. in San Bernardino County Superior Court at the Rancho Cucamonga branch. The corporate defendants filed a cross-complaint against the Registrant seeking, among other things, repayment of a $60,000.00 loan on which the Registrant made payments at a usurious rate of interest. The court issued a judgment in favor of the Registrant on May 14, 1996 awarding the Registrant $16,500.00 representing the difference between the $60,000.00 loan and treble the usurious interest payments made by the Registrant. The court also canceled 511,656 shares (and related Class A and B warrants) in connection with the usurious loan made to the Registrant. The Registrant was also awarded more than $80,000.00 in costs and attorney's fees. Two of the five defendants and cross-complainants have filed an appeal of the decision. Management expects the Court of Appeal to affirm the lower court's rulings in the Registrant's favor.

    On June 22, 1993, the Registrant's majority owned subsidiary, Ultra Shield (California) and the two principal officers and directors of the Registrant and Ultra Shield (California) at the time (J.W. Rutherford and George A. Money), commenced a legal action in San Bernardino County Superior Court at the Rancho Cucamonga branch against the Registrant's and Ultra Shield (California's) former director, president and chief executive officer, Robert Tierney and his wife, Martha Tierney. The complaint seeks money damages and injunctive relief based on alleged breaches by Mr. Tierney's of his duties of fiduciary responsibility, confidentiality as well as alleged conversion of corporate assets and constructive fraud. The parties in this matter are currently engaged in settlement discussions focusing on the cancellation of a substantial portion of the Registrant's securities presently held by Mr. Tierney and his wife.

    On June 27, 1991, Starbound Management, Inc. filed a lawsuit in the 20th Judicial District Chancery Court in the State of Tennessee against the Registrant's California corporate subsidiary and obtained a default judgment against it in the amount of $286,895.65. A sister-state judgment was entered against the California corporate subsidiary in California. The plaintiff recently attempted to discover the bank records from the Registrant which filed a motion to quash the subpoena served upon it on the grounds, among other things, that the court did not have jurisdiction over it because it was not a party to the Tennessee or sister-state proceedings. The court agreed and issued an order quashing service of the subpoena and also issued a protective order against the discovery of the Registrant's bank records. Management does not believe that the sister-state judgment applies to the Registrant.

     On June 22, 1993, the Registrant's majority owned subsidiary, Ultra Shield (California) and the two principal officers and directors of the Registrant and Ultra Shield (California) at the time (J.W. Rutherford and George A. Money), commenced a legal action in San Bernardino Superior Court, Rancho Cucamonga Calif branch, against the Registrant's and Ultra Shield (California's) former director, president and chief executive officer, Robert Tierney and his wife, Martha Tierney. The complaint seeks money damages and injunctive relief based on alleged breaches by Mr. Tierney's of his duties of fiduciary responsibility, confidentiality as well as alleged conversion of corporate assets and constructive fraud. The parties in this matter are currently engaged in settlement discussions focusing on the cancellation of a substantial portion of the Registrant's securities presently held by Mr. Tierney and his wife.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     The Registrant was formed on March 21, 1989, to evaluate, structure and complete a merger with, or acquisition of, other entities. The Registrant initially conducted organizational matters followed by the sale of 32,000,000 shares of common stock, to insiders, for a total of $3,200; and, the sale of 37,275,000 Units in a public offering, completed August 6, 1990, which raised $372,750 in gross proceeds. Each Unit consisted of one share of the Registrant's no par value common stock, one (1) Class A common stock purchase warrant and one (1) Class B common stock purchase warrant. Originally, each A Warrant entitled the holder to purchase, at a price of $.04, one share of the Registrant's common stock during the two year period commencing February 6, 1990; and, each B Warrant entitled the holder to purchase one share of the Registrant's common stock, at a price of $.07 per share, during the three year period commencing February 6, 1990. The Class A and Class B Warrants have been extended to February 6, 1997 and 1998, respectively; and, due to a one for one hundred (1:100) reverse split of the Registrant's outstanding securities effected March 25, 1994, the exercise prices of the Class A and Class B Warrants have been adjusted to $4.00 and $7.00, respectively. The Registrant has the right to redeem the A and B Warrants upon 30 days written notice at a price of $.01 per Warrant.

     On August 24, 1990, the Registrant entered into an agreement to acquire an approximately ninety-five percent (94.9%) ownership interest in Ultra Shield Products International, Inc., a California corporation, of Rancho Cucamonga, California ("USPIC"). The acquisition was effected through an exchange of 132,397,000 (65.2%) of the Registrant's authorized, but unissued, shares of common stock for 47,453,256 (94.9)% shares of the common stock of USPIC, which shares were then owned by the individuals serving as the officers and directors of USPIC at that time. In accordance with the Registrant's acquisition of USPIC, the Registrant subsequently changed its name to Ultra Shield Products International, Inc., a Delaware corporation.

     Following the exchange of shares described above, it was the Registrant's intent that it prepare a Form S-4 Registration Statement under the Securities Act of 1933, as amended, for the purpose of attempting to complete the Registrant's acquisition of all of the outstanding shares (100%) of USPIC in exchange for an overall total of approximately 81% percent of the Registant's equity securities.

     On November 4, 1996, the Registrant's independent accountants, Corbin & Wertz, resigned. The principal accountant's report on the consolidated financial statements for the past two fiscal years contained a modification as to the uncertainty of the Registrant's ability to continue as a going concern and a modification as to various other uncertainties.

     Pursuant to action of the Registrant's Board of Directors, the Registrant is in the process of retaining a new independent accounting firm.


Item 6.   Exhibits and Reports on Form 8-K.

     None.



                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 1996   ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                         (formerly Aerial Acquisitions, Inc.)



                         By /s/ J.W. Rutherford
                           J.W. Rutherford, President



                ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                           BALANCE SHEETS


                                       June 30, 1996    December 31, 1995

ASSETS
Current Assets
     Cash                           $       216,765    $          5,785
     Accounts receivable                     39,394               5,765
     Inventories                            209,481             193,234
     Prepaid expenses and other
       current assets                             -                 850
                                    _______________    ________________
          Total Current Assets              465,640             205,634


Property and Equipment
     Property and equipment, at cost        237,004             206,311
     Less accumulated depreciation          182,890             167,978
                                    _______________    ________________
          Total Property and Equipment       54,114              38,333


Other Assets                                    850                   -
                                    _______________    ________________
                                    $       520,604    $        243,967
                                    _______________    ________________
                                    _______________    ________________




LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable               $        34,480    $        134,961
     Notes payable to stockholders        1,157,818             489,604
     Note payable                                 -              10,000

     Accrued interest                       103,583              96,553
     Accrued payroll taxes                   27,955              34,634
     Accrued expenses                       522,594             574,616
                                    _______________    ________________
          Total Current Liabilities       1,846,430           1,340,368


Stockholders' Deficit
     Preferred stock, $.0001 par value,
       10,000,000 shares authorized, no
       shares issued and outstanding              -                   -
     Common stock, $.0001 par value,
       6,000,000 shares authorized,
       9,354,091 and 7,628,516 shares
       issued and outstanding at June 30, 1996
       and December 31, 1995, respectively      935                764
     Common stock subscribed,  $.0001 par
       value, 500 and 1,017,447 shares
       to be issued at June 30, 1996 and
       December 31, 1995, respectively            -                 101
     Additional paid in capital           6,639,464           6,289,180
     Accumulated deficit                 (7,966,225)         (7,386,446)
                                    ________________   _________________
          Total Stockholders' deficit    (1,325,826)         (1,096,401)
                                    ________________   _________________
                                    $       520,604    $        243,967
                                    ________________   _________________
                                    ________________   _________________




                    ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                             STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 1996 and 1995




                                            1996              1995
Revenues
     Product sales                  $        69,160    $        50,355
                                    _______________    _______________


Costs and expenses
     Cost of product sales                   47,626             36,762
     Selling, general and administrative    556,836            548,921
                                    _______________    _______________
          Total costs and expenses          604,462            585,683


Other expense
     Interest expense                        44,477             20,458
                                    _______________    _______________

          Net loss                  $      (579,779)   $      (555,786)
                                    _______________    _______________
                                    _______________    _______________




                      ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                              STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30, 1996 and 1995




                                            1996              1995
Revenues
     Product sales                  $        44,397    $        23,668
                                    _______________    _______________


Costs and expenses
     Cost of product sales                   28,688             18,210
     Selling, general and administrative    279,338            242,068
                                    _______________    _______________
          Total costs and expenses          308,026            260,278


Other expense
     Interest expense                        34,123             11,466
                                    _______________    _______________

          Net loss                  $      (297,752)   $      (248,076)
                                    _______________    _______________
                                    _______________    _______________




                ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                  STATEMENT  OF STOCKHOLDERS' DEFICIT
                For the Six Months Ended June 30, 1996




                                                        Common
                               Common  Stock       Stock Subscribed
                            Shares      Amount    Shares       Amount


Balance at
  January 1, 1996         7,628,516    $   764   1,017,447       $    101

Shares issued or
  subscribed for cash        45,000          4         500              -

Shares issued for payment
  on notes payable          561,359         56           -              -

Shares issued for common
  stock subscribed        1,075,197        107  (1,075,197)          (107)

Shares issued or
  subscribed in lieu of
  interest                   41,619          4       2,750              -

Shares subscribed for
  payment on notes payable        -          -      55,000              6

Shares issued or subscribed
  for services                2,400          -

Net loss                          -          -           -              -
                          _________  _________   _________      _________

Balance at June 30, 1996  9,354,091  $     935         500      $       -
                          _________ __________   _________      _________
                          _________ __________   _________      _________

                                                                  Total
                                Paid - in     Accumulated     Stockholders'
                                 Capital       (Deficit)       (Deficit)

Balance at January 1, 1996   $  6,189,180    $ (7,286,446)   $ (1,096,401)


Shares issued or subscribed
  for cash                         20,696                          20,700

Shares issued for payment
  on notes payable                277,874                         277,930

Shares issued for common
  stock subscribed                      -                               -

Shares issued or subscribed
  in lieu of interest              23,020                          23,024

Shares subscribed for payment
  on notes payable                 27,494                          27,500

Shares issued or subscribed
  for services                      1,200                           1,200

Net loss                                -        (579,779)       (579,779)
                             ____________    _____________   _____________

Balance at June 30, 1996     $  6,539,464    $ (7,866,225)   $ (1,325,826)
                             ____________    _____________   _____________
                             ____________    _____________   _____________




                   ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                          STATEMENT OF CASH FLOW
                   For the Six Months Ended June 30, 1996



Cash flow from operating activities:
     Net loss                                            $     (579,779)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation                                           14,912
          Consulting expense recorded upon issuance or
            subscription of common stock                          1,200
          Interest expense accrued for issuance or
            subscription of common stock                         23,024
          Change in operating assets and liabilities
            Accounts receivable                                 (33,629)
            Inventories                                         (16,247)
            Accounts payable                                   (100,487)
            Accrued payroll taxes                                (6,679)
            Accrued interest                                      7,030
            Accrued expenses                                    (52,022)
                                                         _______________

Net cash used in operating activities                          (742,677)
                                                         _______________

Cash flow from investing activities:
     Cash paid for property and equipment additions             (30,693)

                                                         _______________

Net cash provided by (used in) investing activities             (30,693)
                                                         _______________

Cash flow from financing activities:
     Proceeds from notes payable to stockholders                973,650
     Payments on notes payable                                  (10,000)
     Proceeds from sale of common stock                          20,700
                                                         _______________

Net cash provided by financing activities                       984,350
                                                         _______________

Net (decrease) increase in cash                                 210,980

Cash beginning of year                                            5,785
                                                         _______________

Cash end of period                                       $      216,765
                                                         _______________
                                                         _______________



                   ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                           STATEMENT OF CASH FLOW
                   For the Six Months Ended June 30, 1996



Supplemental disclosure of cash flow information:
     Interest expense totaling $44,477 recorded during the six months ended
       June 30, 1996 was comprised of cash payments in the amount of $14,428, which includes $12,620 of cash payments on notes payable, and interest accrued on notes payable in the amount of $30,049.
     There was no cash paid during the six months ended June 30, 1996 for income taxes.



Supplemental disclosure of noncash financing and investing activities:
     The Company repaid $305,436 of notes payable through the issuance or subscription of 616,359 shares of common stock during the six months ended June 30, 1996.