Form 10QSB
period 1996-09-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1996-12-06
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

               For Quarter Ended September 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.Yes    X      No

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




Item 1.   Financial Statements.

     See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Since inception in 1989, the Registrant has relied principally on the proceeds from one public and several private offerings of its securiities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. From inception in March, 1989 to September 30, 1996, a total of $8,846,776 (net) has been received from these financing activities. At September 30, 1996, the Registrant had cash and cash equivalents totaling $185,631 available to cover recurring operating deficits and research and development expenses.

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

     Other than continuing development expenses related to new products, estimated to be 3% of the Registrant's net revenues on an annual basis, commitments under facilities' leases totaling $202,000 through August, 1999, the Registrant has no other known commitments for its capital resources as of September 30, 1996. Management believes that cash available from ongoing operations and, if necessary, from additional financing, will cover these commitments.

     The Registrant's total assets increased from $262,744 at September 30, 1995 and $243,967 at December 31, 1995 to $1,159,393 at September 30, 1996,
total increases of $896,649 (341.3%) and $915,426 (375.2%), respectively.
These respective increases were due primarily to increased cash from operations and sales of securities, increased sales related accounts receivables, and, increases in inventories and equipment.

     The Registrant's total liabilities increased from $1,784,685 at September 30, 1995 and $1,340,368 at December 31, 1995 to $2,373,571 at September 30,
1996, total increases of $588,846 (33.0%) and $1,033,163 (77.1%), respectively. These respective increases were due primarily to increases notes payable, net decreases in accrued expenses and accounts payable.

     The Registrant's accrued expenses decreased from $983,370 at September 30, 1995 and $574,616 at December 31, 1995 to $455,669 at September 30, 1996,
total decreases of $527,701 (53.6%) and $118,947 (20.7%), respectively. These respective decreases were due primarily to the accrual of certain services in the amount of $336,000 provided to the Registrant as of September 30, 1995, which were converted to common stock or common stock subscribed as of December 31, 1995, and, a decrease in the accrual of other operating expenses for the current period due to the Registrant's ability to use increased cash proceeds from operations and securities sales to reduce outstanding debt.

     The Registrant's notes payable increased from $535,104 at September 30, 1995 and $489,604 at December 31, 1995 to $1,706,718 at September 30, 1996,
total increases of $1,171,614 (218.9%) and $1,217,114 (248.6%), respectively.
These increases were attributable to net amounts of convertible promissory notes issued versus the conversion of outstanding promissory notes to common stock or common stock subscribed.

     The Registrant's accrued interest increased from $83,786 at September 30, 1995 and $96,553 at December 31, 1995 to $122,066 at September 30, 1996,
increases of $38,280 (45.7%) and $25,513 (26.4%), respectively. These increases were due to increases in notes payable.

     The Registrant's accumulated deficit increased from $6,920,849 at September 30, 1995 and $7,386,446 at December 31, 1995 to $8,354,196 at
September 30, 1996, (20.7%) and (13.1%), respectively, as a result of increased net losses from operations. The Registrant's shareholders' common stock and paid in capital, which was $5,398,908 at September 30, 1995 and $6,290,045 at December 31, 1995, increased (32.2%) and (13.5%), respectively, to $7,140,058 at September 30, 1996, principally as a result of equity offerings and the conversion of convertible promissory notes to equity securities. The Registrant has improved its cash position through the use of private placements of its securities.

     Since inception, the Registrant has experienced significant losses from operations in each successive period. For the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, net loss from operations increased $294,384 (38.1%) to $1,067,750 from $773,366; gross sales of products increased $43,711 (61.8%) to $114,398 from $70,687; cost of product sales increased $14,026 (27.8%) to $64,515 from $50,489; selling, general and administrative expenses increased $275,977 (36.4%) to $1,035,053 from $759,076; and, interest expense increased $48,092 (139.4%) to $82,580 from $34,488. The Registrant achieved a gross profit percentage of approximately 56.0% for the nine month period ended September 30, 1996 as compared to 71.0% for the nine month period ended September 30, 1995.

     Management expects to be able to maintain or improve gross profit margins into the future. Currently, the Registrant sells most of its products by the gallon in various sized containers and prices its products based on container size. The Registrant has experienced no price pressure and structures its prices to be competitive with other products sold in similar markets.

     Since inception, the Registrant has primarily used equity financing transactions and borrowings convertible to equity securities to improve its liquidity while operations have been unable, until at least early 1996, to generate adequate working capital. Net cash used in operating activities was $1,296,622 for the nine months ended September 30, 1996.

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

     With respect to the three months ended September 30, 1996 as compared to the three months ended September 30, 1995: loss from operations increased $270,391 (124.3%) to $487,971 from $217,580; gross sales of products increased $24,906 (122.5%) to $44,238 from $20,332; cost of product sales increased $14,105 (102.7%) to $27,832 from $13,727; selling, general and administrative expenses increased $257,119 (122.3%) to $467,274 from $210,155; and, interest expense increased $24,073 (171.6%) to $38,103 from $14,030.


                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     During the period covered by this Report, the nine months ended September 30, 1996, the Registrant was involved in the following legal proceedings.

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

Date: December 4, 1996     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                           (formerly Aerial Acquisitions, Inc.)



                           By /s/ J.W. Rutherford
                             J.W. Rutherford, President



                   ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                               BALANCE SHEETS



                                    September 30, 1996      December 31, 1995

ASSETS
Current Assets
     Cash and cash equivalents      $       185,631         $         5,785
     Accounts receivable                     20,440                   5,765
     Receivable due from officers
       and stockholders                      75,000                       -
     Inventories                            275,995                 193,234
     Prepaid expenses and other
       current assets                        98,460                     850
                                    _______________         _______________
          Total Current Assets              655,526                 205,634


Property and Equipment
     Property and equipment, at cost        345,838                 206,311
     Less accumulated depreciation          192,821                 167,978
                                    _______________         _______________
          Total Property and Equipment      153,017                  38,333


Other Assets
     Deposits                                   850                       -
     Bonds - U.S. Treasury and Municipal    350,000                       -
                                    _______________         _______________
          Total Other Assets                350,850                       -
                                    _______________         _______________
                                    $     1,159,393         $       243,967
                                    _______________         _______________
                                    _______________         _______________


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable               $        82,026         $       134,961
     Notes payable to stockholders        1,706,718                 489,604
     Note payable                                 -                  10,000
     Accrued interest                       122,066                  96,553
     Accrued payroll taxes                    7,052                  34,634
     Accrued expenses                       455,669                 574,616
                                    _______________         _______________
          Total Current Liabilities       2,373,531               1,340,368


Stockholders' Deficit
     Preferred stock, $.0001 par value,
       10,000,000 shares authorized,
       no shares issued and outstanding           -                       -
     Common stock, $.0001 par value,
       6,000,000 shares authorized,
       10,514,395 and 7,628,516 shares
       issued and outstanding at
       September 30, 1996 and
       December 31, 1995, respectively        1,052                     764
     Common stock subscribed,  $.0001
       par value, 30,000 and 1,017,447
       shares to be issued at
       September 30, 1996 and
       December 31, 1995, respectively            3                     101
     Additional paid in capital           7,139,003               6,289,180
     Accumulated deficit                 (8,354,196)             (7,386,446)
                                    _______________         _______________
          Total Stockholders' deficit    (1,214,138)             (1,096,401)
                                    _______________         _______________
                                    $     1,159,393         $       243,967
                                    _______________         _______________
                                    _______________         _______________




                    ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
            For the Nine Months Ended September 30, 1996 and 1995




                                         1996                   1995

Revenues
     Product sales                  $       114,398         $        70,687
                                    _______________         _______________

Costs and expenses
     Cost of product sales                   64,515                  50,489
     Selling, general and
       administrative (Note 1)            1,035,053                 759,076
                                    _______________         _______________
          Total costs and expenses        1,099,568                 809,565


Other expense
     Interest expense                        82,580                  34,488
                                    _______________         _______________


          Net loss                  $    (1,067,750)        $      (773,366)
                                    _______________         _______________
                                    _______________         _______________




                    ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1996 and 1995




                                         1996                   1995


Revenues
     Product sales                  $        45,238         $        20,332
                                    _______________         _______________


Costs and expenses
     Cost of product sales                   27,832                  13,727
     Selling, general and
       administrative  (Note 1)             467,274                 210,155
                                    _______________         _______________
          Total costs and expenses          495,106                 223,882


Other expense
     Interest expense                        38,103                  14,030
                                    _______________         _______________


          Net loss                  $      (487,971)        $      (217,580)
                                    _______________         _______________
                                    _______________         _______________




                     ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                       STATEMENT  OF STOCKHOLDERS' DEFICIT
                  For the Nine Months Ended September 30, 1996




                                                            Common
                                Common  Stock         Stock  Subscribed
                            Shares      Amount      Shares         Amount


Balance at
  January 1, 1996          7,628,516   $     764   1,017,447      $     101

Shares issued or
  subscribed for cash        185,500          18      30,500              3

Shares issued for payment
  on notes payable         1,416,889         142           -              -

Shares issued for common
  stock subscribed         1,075,697         107  (1,075,697)          (107)

Shares issued or subscribed
  in lieu of interest         77,393           8       2,750              -

Shares subscribed for
  payment on notes payable         -           -      55,000              6

Shares issued or subscribed
  for services                30,400           3           -              -

Shares issued for debt
  relief                     100,000          10

Net loss                           -           -           -              -
                           _________   _________   _________      _________

Balance at
  September 30, 1996      10,514,395   $   1,052      30,000      $       3
                          __________   _________   _________      _________
                          __________   _________   _________      _________


                                                                 Total
                              Paid - in      Accumulated     Stockholders'
                               Capital        (Deficit)        (Deficit)


Balance at
  January 1, 1996          $   6,189,180    $  (7,286,446)  $  (1,096,401)

Shares issued or subscribed
  for cash                        88,879                           88,900

Shares issued for payment
  on notes payable               717,339                          717,481

Shares issued for common
  stock subscribed                                                      -

Shares issued or subscribed
  in lieu of interest             40,924                           40,932

Shares subscribed for payment
  on notes payable                27,494                           27,500

Shares issued or subscribed
  for services                    25,197                           25,200

Shares issued for debt relief     49,990                           50,000

Net loss                               -       (1,067,750)     (1,067,750)
                           _____________    _____________   _____________

Balance at
  September 30, 1996       $   7,139,003    $  (8,354,196)  $  (1,214,138)
                           _____________    _____________   _____________
                           _____________    _____________   _____________




                   ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                          STATEMENT OF CASH FLOW
                For the Nine Months Ended September 30, 1996




Cash flow from operating activities:
     Net loss                                           $     (1,067,750)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation                                            24,843
          Consulting expense recorded upon issuance or
            subscription of common stock                          25,200
          Interest expense accrued for issuance or
            subscription of common stock                          40,932
          Change in operating assets and liabilities
            Accounts receivable                                  (14,675)
            Inventories                                          (82,761)
            Prepaid expenses and other assets                    (98,460)
            Accounts payable                                     (52,935)
            Accrued payroll taxes                                (27,582)
            Accrued interest                                      25,513
            Accrued expenses                                     (68,947)
                                                        ________________


Net cash used in operating activities                         (1,296,622)
                                                        ________________


Cash flow from investing activities:
     Cash paid for property and equipment additions             (139,527)
     Increase in notes receivable from officers and
       stockholders                                              (75,000)
     Increase in U.S. Treasury and Municipal Bonds              (350,000)
                                                        ________________


Net cash provided by (used in) investing activities             (564,527)
                                                        ________________


Cash flow from financing activities:
     Proceeds from notes payable to stockholders               1,966,600
     Payments on notes payable                                   (14,505)
     Proceeds from sale of common stock                           88,900
                                                        ________________


Net cash provided by financing activities                      2,040,995
                                                        ________________


Net (decrease) increase in cash                                  179,846


Cash beginning of year                                             5,785
                                                        ________________


Cash and cash equivalents end of period                 $        185,631
                                                        ________________
                                                        ________________




                  ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                          STATEMENT OF CASH FLOW
             For the Nine Months Ended September 30, 1996




Supplemental disclosure of cash flow information:
     Interest expense totaling $82,580 recorded during the nine months ended
       September 30, 1996 was comprised of cash payments in the amount of $15,890, which includes $12,620 of cash payments on notes payable, and interest accrued on notes payable in the amount of $66,690.
     There was no cash paid during the nine months ended September 30, 1996 for income taxes.




Supplemental disclosure of noncash financing and investing activities:
     The Company repaid $744,981 of notes payable through the issuance or subscription of 1,471,889 shares of common stock during the nine months ended September 30, 1996.


     The Company repaid $50,000 of other debt through the issuance of 100,000 shares of common stock during the nine months ended September 30, 1996.




                    ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                             September 30, 1996




Note 1 - Selling, general and administrative expense
For the three months and the nine months ended September 30, 1996, selling, general and administrative expenses include non-reoccurring expenditures totaling $100,756 for legal and accounting fees related to SEC filings and recovery of stock certificates.