Form 10QSB/A
period 1996-06-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1996-12-10
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB/A

            Amended Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes           No    X

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



 1.   Financial Statements.

     See attached.


                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 1996   ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                         (formerly Aerial Acquisitions, Inc.)



                         By /s/ J.W. Rutherford
                           J.W. Rutherford, President


                ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                           BALANCE SHEETS


                                       June 30, 1996    December 31, 1995

ASSETS
Current Assets
     Cash                           $       216,765    $          5,785
     Accounts receivable                     39,394               5,765
     Inventories                            209,481             193,234
     Prepaid expenses and other
       current assets                             -                 850
                                    _______________    ________________
          Total Current Assets              465,640             205,634


Property and Equipment
     Property and equipment, at cost        237,004             206,311
     Less accumulated depreciation          182,890             167,978
                                    _______________    ________________
          Total Property and Equipment       54,114              38,333


Other Assets                                    850                   -
                                    _______________    ________________
                                    $       520,604    $        243,967
                                    _______________    ________________
                                    _______________    ________________




LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable               $        34,480    $        134,961
     Notes payable to stockholders
       (Note 1)                           1,157,818             489,604
     Note payable                                 -              10,000

     Accrued interest                       103,583              96,553
     Accrued payroll taxes                   27,955              34,634
     Accrued expenses                       522,594             574,616
                                    _______________    ________________
          Total Current Liabilities       1,846,430           1,340,368


Stockholders' Deficit
     Preferred stock, $.0001 par value,
       10,000,000 shares authorized, no
       shares issued and outstanding              -                   -
     Common stock, $.0001 par value,
       500,000,000 shares authorized,
       9,354,091 and 7,628,516 shares
       issued and outstanding at June 30, 1996
       and December 31, 1995, respectively      935                764
     Common stock subscribed,  $.0001 par
       value, 500 and 1,017,447 shares
       to be issued at June 30, 1996 and
       December 31, 1995, respectively            -                 101
     Additional paid in capital           6,639,464           6,289,180
     Accumulated deficit                 (7,966,225)         (7,386,446)
                                    ________________   _________________
          Total Stockholders' deficit    (1,325,826)         (1,096,401)
                                    ________________   _________________
                                    $       520,604    $        243,967
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




                   ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
                                June 30, 1996




Note 1 - Notes payable to stockholders
Of the $1,157,818 of notes payable to stockholders at June 30, 1996, $1,042,318 of the notes payable to stockholders are convertible to units of common stock at the option of the note holders over various dates through a six month period ending December 31, 1996.