Form 10QSB/A
period 1996-09-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1996-12-10
CIK 856572

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No

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

Date: December 9, 1996     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                           (formerly Aerial Acquisitions, Inc.)



                           By /s/ J.W. Rutherford
                             J.W. Rutherford, President



                   ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                               BALANCE SHEETS



                                    September 30, 1996      December 31, 1995

ASSETS
Current Assets
     Cash and cash equivalents      $       185,631         $         5,785
     Accounts receivable                     20,440                   5,765
     Receivable due from officers
       and stockholders                      75,000                       -
     Inventories                            275,995                 193,234
     Prepaid expenses and other
       current assets                        98,460                     850
                                    _______________         _______________
          Total Current Assets              655,526                 205,634


Property and Equipment
     Property and equipment, at cost        345,838                 206,311
     Less accumulated depreciation          192,821                 167,978
                                    _______________         _______________
          Total Property and Equipment      153,017                  38,333


Other Assets
     Deposits                                   850                       -
     Bonds - U.S. Treasury and Municipal    350,000                       -
                                    _______________         _______________
          Total Other Assets                350,850                       -
                                    _______________         _______________
                                    $     1,159,393         $       243,967
                                    _______________         _______________
                                    _______________         _______________


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable               $        82,026         $       134,961
     Notes payable to stockholders
       (Note 2)                           1,706,718                 489,604
     Note payable                                 -                  10,000
     Accrued interest                       122,066                  96,553
     Accrued payroll taxes                    7,052                  34,634
     Accrued expenses                       455,669                 574,616
                                    _______________         _______________
          Total Current Liabilities       2,373,531               1,340,368


Stockholders' Deficit
     Preferred stock, $.0001 par value,
       10,000,000 shares authorized,
       no shares issued and outstanding           -                       -
     Common stock, $.0001 par value,
       500,000,000 shares authorized,
       10,514,395 and 7,628,516 shares
       issued and outstanding at
       September 30, 1996 and
       December 31, 1995, respectively        1,052                     764
     Common stock subscribed,  $.0001
       par value, 30,000 and 1,017,447
       shares to be issued at
       September 30, 1996 and
       December 31, 1995, respectively            3                     101
     Additional paid in capital           7,139,003               6,289,180
     Accumulated deficit                 (8,354,196)             (7,386,446)
                                    _______________         _______________
          Total Stockholders' deficit    (1,214,138)             (1,096,401)
                                    _______________         _______________
                                    $     1,159,393         $       243,967
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



Note 2 - Notes payable to stockholders
Of the $1,706,718 of notes payable to stockholders at September 30, 1996, $1,591,218 of the notes payable to stockholders are convertible to units of common stock at the option of the note holders over various dates through a six month period ending March 31, 1997.