Form 10QSB/A
period 1996-09-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1997-01-16
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         FORM 10-QSB/A-2

    Second Amended Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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



                     PART II - OTHER INFORMATION

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

     Following the exchange of shares described above, it was the Registrant's intent that it prepare a Form S-4 Registration Statement under the Securities Act of 1933, as amended, for the purpose of attempting to complete the Registrant's acquisition of all of the outstanding shares (100%) of USPIC in exchange for an overall total of approximately 81% percent of the Registrant's equity securities.

     On November 4, 1996, the Registrant's independent accountants, Corbin & Wertz, resigned. The principal accountant's report on the consolidated financial statements for the past two fiscal years contained a modification as to the uncertainty of the Registrant's ability to continue as a going concern and a modification as to various other uncertainties.



     There were no disagreements between the Registrant and its independent accountants (Corbin & Wertz) on any matter of accounting principles or practices or financial statement disclosure for the two most recent fiscal years and up until the time of their resignation on November 4, 1996.

     Pursuant to Board action, on December 18, 1996, the Registrant engaged Singer, Lewak, Greenbaum & Goldstein, LLP, of Los Angeles, as its new independent accounting firm.



Item 6.   Exhibits and Reports on Form 8-K.



     Letter from Corbin & Wertz dated January 13, 1997.




                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Second Amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 15, 1997   ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                         (formerly Aerial Acquisitions, Inc.)



                         By /s/ J.W. Rutherford
                           J.W. Rutherford, President













**(Received by Registrant on January 14, 1997)

                          CORBIN & WERTZ
       Certified Public Accountants & Business Consultants
                    An Accountancy Corporation





                                          January 13, 1997



Office of the Chief Accountant
SECPS Letter File
Securities and Exchange Commission
Mail Stop 9-5
450 Fifth Street, N.W.
Washington, D.C.  20549

RE: Item 5 Disclosure



Dear Sir:

     We are in receipt of a draft of Item 5 - Other Information (see attached) that is proposed to be filed in a September 30, 1996 10-QSB/A by Ultra Shield Products International, Inc. We have read the fourth and fifth paragraphs therein and are in agreement with the statements contained in those two paragraphs.



                                          /s/ Corbin & Wertz

                                          CORBIN & WERTZ



cc: J.W. Rutherford
    Chief Executive Officer







   Century Centre*2603 Main Street, Suite 600*Irvine, CA 92614
             TEL: (714) 756-2120*FAX: (714) 756-9110