Form 10KSB
period 1996-12-31
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1997-03-31
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                    Central Index Key # 856572
                   Commission File No. 33-31566
            ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
               (formerly Aerial Acquisitions, Inc.)
       Exact name of Registrant as specified in its charter

           Delaware                       77-0219055
State or other jurisdiction of         I.R.S. Employer
 incorporation or organization         Identification Number

10096 Sixth Street Units M-P
Rancho Cucamonga, California                      91730
Address of principal executive offices          Zip Code

Registrant's telephone number: (909) 466-0081

Securities registered under Section 12(b):  None

Securities registered under Section 12(g):  None

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

As of December 31, 1996, 11,023,891 shares of common stock, and, 10,143,606 Class A and 10,143,606 Class B common stock purchase warrants were outstanding; and, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately: $6,436,122 based on a market valuation of $1.00.

Documents incorporated by reference:  Please see Item 13.

Transitional Small Business Disclosure Format: Yes:    No: X
Revenues for the most recent fiscal year (1996): $163,569

Disclosure in response to Item 405:  Yes:    No: X

This Form 10-KSB consists of __ pages.

Exhibits are indexed at page __.



                               PART I

Item 1.  Business.

Business Development

     Ultra Shield Products International, Inc., a Delaware corporation (the "Registrant" or "USPI") engages in the development, manufacture and marketing of (i) "environmentally preferred" (as such designation is used by the U.S. Environmental Protection Agency), biodegradable products utilizing cross-linking carbon molecular structures, and sold in easily dilutable concentrated form to minimize shipping and packaging costs, for cleaning, degreasing, sanitizing, dishwashing, coating and restoration applications in commercial, industrial and retail consumer settings as well as for automotive appearance enhancement; and, (ii) biological formulations designed for environmentally responsible use in bio-remediation, agricultural enhancement and water/sewage treatment applications.

     The Registrant was initially a development stage entity formed as "Aerial Acquisitions, Inc." under the laws of the State of Delaware on March 21, 1989, to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     The Registrant sold 37,275,000 Units at $.01 per Unit, for total proceeds of $372,750 in a public offering which closed on August 6, 1990.
Each Unit consisted of one share of the Registrant's no par value common stock, one (1) Class A common stock purchase warrant and one (1) Class B common stock purchase warrant. Each A Warrant originally entitled the holder to purchase, at a price of $.04, one share of common stock during the two year period commencing February 6, 1990; and, each B Warrant originally entitled the holder to purchase one share of common stock, at $.07 per share, during the three year period commencing February 6, 1990. The Class A and Class B warrants have been extended to February 6, 1998 and 1999, respectively; and, due to a one for one hundred (1:100) reverse split of the Registrant's outstanding securities effected March 25, 1994, the exercise prices of the Class A and Class B warrants have been adjusted to $4.00 and $7.00, respectively. The Registrant has the right to redeem the A and B Warrants upon 30 days written notice at a price of $.01 per Warrant.

     On August 24, 1990, the Registrant entered into an Agreement Concerning the Exchange of Common Stock ("Agreement") whereby USPI exchanged 65.2% of its common stock for 94.9% of the issued and outstanding shares of common stock of Ultra Shield Products International, Inc., a California corporation ("USPIC"). The Agreement also provided for the purchase and return to the Registrant's treasury of 30,000,000 shares of the Registrant's stock owned by the Registrant's then sole officer and director prior to the execution of the Agreement. The Agreement provided that USPI prepare and file a Form S-4 securities registration statement under the Securities Act of 1933, as amended for the purpose of completing the Registrant's acquisition of all of USPIC's outstanding shares in exchange for securities of the Registrant representing a total of approximately 81% percent ownership of the Registrant, based on the securities outstanding as of August 24, 1990. As of the filing of this Report, the Form S-4 securities registration statement is being prepared, but has not been filed.

     USPI and USPIC share offices at 10096 Sixth Street, Units M-P, Rancho Cucamonga, California 91730-5750; (909) 466-0081.

Business of Issuer

  Products

     The Registrant's products are currently divided into four main groups as follows:

     Environmentally Preferred Cleaning Products

     All of the Registrant's Environmentally Preferred Specialty Chemical and Biological solutions are formulated with naturally occurring organic cleaning agents. They contain no butyls, acids, solvents, phosphates, ammonias, zylenes, glycol ethers or excess alkalis, are non-toxic, non-corrosive, non-polluting, non-flammable, and have, in their most concentrated form, Volatile Organic Compound ("VOC's") levels well below the 1994 California EPA maximum of 10%. For example, Ultra Clean Concentrate Cleaner has a VOC of 1.4% at maximum concentration.

     Ultra Clean All Purpose Cleaner Concentrate: A 100% biodegradable all purpose cleaner that safely penetrates surface films such as grease, soap and oil.

     Ultra Clean Gold Dishwashing Concentrate: A 100% biodegradable dishwashing concentrate that safely and effectively cleans food service implements in manual and mechanical settings.

     High Foam Concentrate: A 100% biodegradable all purpose cleaner that foams when sprayed through the included spray applicator and is designed to safely penetrate surface films such as grease, soap and oil.

     Cleaner Concentrate: The fully concentrated version of Ultra Clean All Purpose Cleaner, yet 100% biodegradable and qualifying as an "environmentally preferred" product as such designation is utilized by the EPA.

     USPI 921 10% Solution: A bacteriacide/virucide for post-cleaning disinfecting, sanitizing and deodorizing in applications including, but not limited to: hospitals, food processing plants, dairies, food and drink service establishments and human and animal living quarters.

     Graffiti B-Gone: A heavy-duty degreaser for problem cleaning situations where chlorinated hydrocarbons and/or paint remover have been used in the past. Graffiti B-Gone emulsifies (i.e. creates a liquid suspension of) grease, oil and paint thereby allowing their easy removal from painted or unpainted surfaces such as plastic, metal, finished and unfinished concrete, brick, tile and even organic surfaces such as trees. Graffiti B-Gone will allow the easy removal of most resins, adhesives, printing inks, decals, rubber tire marks, tar, asphalts and most soils.

     Industrial / Commercial

     Aluminum New Coat: A periodic treatment to restore color and lustre to faded bronze and anodized aluminum surfaces.

     Delimer: A solution to allow easy removal of accumulated lime and scale deposits from surfaces such as sinks and showers.

     Floor Stripper: A product that allows easy removal of floor coatings such as wax, grease, oil and water-based sealers from floors consisting of wood, concrete, vinyl, ceramic tile, metal, rubber or brick.

     Sign D-Ox Cleaner: A treatment that allows easy removal from sign surfaces of the chalky and/or yellowed oxidized matter, as well as rust, oil and various pollutants.

     Sign Restorer: A product developed specifically for rejuvenating faded and chalky plastic and acrylic surfaces such as those found on signs, outdoor furniture and other plastic and acrylic surfaces that are exposed to natural elements.

     Paint Restorer: A solution that restores original color and gloss to surfaces whose outermost layer is a coating of paint.

     Press-To-Clean: A 100% biodegradable product developed to directly compete with and/or replace cleaning solutions consisting of petroleum hydrocarbon based solvents which have historically been utilized in printing, high-tech and aeronautic settings.

     USPI 921 10% Solution: See product description under the previous heading.

     Graffiti B-Gone:  See product description under the previous heading.

     Automotive Care Products

     The Registrant's Automotive Care Products are formulated without the use of silicone, a substance that, while used in the products of many of the Registrant's competitors, Management believes, based on their own experience in comparison usage, to be potentially detrimental to the surfaces to which such competitors designed and market such products to be applied.

     Automotive Cleaner: A 100% biodegradable, non-toxic, multi-purpose cleaner that allows easy removal of surface films, oxidation, grease and food from those surfaces typically found in vehicles such as vinyl, leather, fabric, plastic and metal.

     Brake Parts Cleaner: A treatment that exceeds the standards set by the Southern California Air Quality Management District and the California EPA and designed for use in cleaning asbestos residue and brake fluid from vehicular brake and clutch assemblies without damaging the rubber, plastic or metal components of such assemblies.

     Carburetor and Parts Dip Cleaner: A 100% biodegradable product that is less than 10% VOC by volume and intended for use in cleaning hydraulic, power steering, transmission and brake fluids as well as grease, oil, varnished gasoline and carbon deposits from the surfaces of carburetors and other parts, including plastic and rubber, upon which such substances have accumulated.

     Fenderwell Dressing: A product that is designed for use in restoring the painted surfaces of a vehicle's fenderwells, undercarriage, chassis and engine compartment, while adding a moisture barrier to inhibit rust and oxidation.

     Pre-Polish Cleaner: A concentrated version of Automotive Cleaner for use in preparing painted surfaces for polishing by removing oxidation and other contaminants to the painting process.

     Polish and Paint Sealant: A solution consisting of cross-linking polymers for use on painted surfaces with Pre-Polish Cleaner to create a treatment that will resist detergents, oxidation and other contaminants.

     Tire Dressing: A non-silicone based product that will clean, improve the appearance of, and protect a vehicle's rubber components such as tires and bumpers. By avoiding the use of silicone, which is found in most rubber component rejuvenators, Tire Dressing does not interfere with the inherent elasticity of rubber compounds, thereby extending the life of such components as compared to similar components treated with a silicone based product.

     Tar & Gum Remover: A product formulated to allow easy removal from painted and unpainted surfaces of not only grease, oil, tar, asphalt, insects and gum, but potentially damaging silicone based products as well.

     Vinyl Coat: A non-silicone based vinyl rejuvenator product that does not interfere with the natural elasticity of vinyl and rubber.

     Wheel & Tire Cleaner Foam: A foaming cleaner that will cling to painted and unpainted surfaces allowing the active cleaning ingredients to react with grease, oil, wax, brake dust, road films, salts, insects and asphalt allowing for their easy removal.

     Biologic Formulations

     The Registrant's Biological Formulations consist of mixtures of non-harmful, naturally occurring (i.e. not genetically or biologically altered) micro-organisms that eliminate and/or evacuate greases, food particulates and other organic waste materials, including fecal materials, as well as associated odors by breaking down such materials, via digestion, into water and carbon dioxide.

     Ultra Zyme Animal Waste Odor Control: A formulation designed for odor control in commercial bovine, equine, swine, poultry, feline and canine operations via the neutralization of offensive and/or hazardous components of associated odorous gases produced by anaerobic bacteria metabolism in animal waste.

     Ultra Zyme Algae Stop: A formulation designed to clear algae, as well as offensive and/or hazardous components of odorous gases, from an afflicted body of water such as a pond or lake without affecting the body of water's fish or other inhabitants.

     Ultra Zyme Agricultural & Farming Blend: A formulation developed to enhance the plant growth capability of soil by increasing nutrient availability and water retaining pore space; decreasing sodium stress and pH levels; accelerating organic breakdown and root growth; and, converting clay and other impervious layers, via breakup, into usable soil.

     Ultra Zyme Turf & Sod Blend: A mixture of micro-nutrients that will enhance the action of naturally occurring micro-organisms responsible for the decay of organic matter such as grass clippings, thatch, straw and other post-harvest organic matter.

     Eco Tabs Septic Tank Activator: A product, consisting of microorganisms and micro-nutrients in tablet form, that enhances the action of naturally occurring microbiological flora responsible for the decay/liquification of excrement and cellulose in septic tank situations where offensive and/or hazardous components of odorous gases emanating from sink drains or toilets and/or septic tank overflow indicate an insufficient level of microorganism activity. Such insufficiencies may result from the system experiencing excessive dilution and/or overloading of organic matter, detergents or bacteriacides such as chlorinated products.

     Eco Tabs Grease Trap & Drain Opener: An Eco Tab formulation designed to evacuate grease and food particulates from grease traps and drains, especially in commercial food industry settings, where buildups of such materials may not only interfere with or completely obstruct the necessary operation of grease traps and drains, but attract insects and rodents.

     Research and Development

     In the past two fiscal years, the Registrant's research and development activities have included the development of a number of new products including: two different graffiti removers, a graffiti protectant, an "environmentally preferred" printing press cleaner, an aircraft cleaner, an enhanced cleaner known as "Ultra Scrub", a lime remover, an oven cleaner, a plexiglass and lexan cleaner, a one step polish and various biological formulations designed for environmentally responsible use in bio-remediation, agricultural enhancement and water treatment applications. The Registrant has further developed 4 and 5 button miniature products blend centers as well as a new product dispenser referred to as a "dial a blend". During the fiscal years 1995 and 1996, approximately $20,000 and $80,000, respectively, has been spent on research and development activities.

     Distribution Methods/Marketing

     Currently, the Registrant's distribution methods and marketing program consists of evaluating existing and potential arrangements for markets on a national and international basis. The Registrant's products, which are manufactured at the Registrant's facilities, as well as at the facilities of independent contractors, are transported by independent rail, truck and ship to the Registrant's customers. Distribution of the Registrant's products is effected indirectly via independent warehouse distributors, who then distribute the products to independent jobber/wholesalers; as well as directly to independent representatives for entities such as mass merchandisers, jobber/wholesalers, retailers and end users where such distribution does not conflict with the Registrant's aforementioned arrangements with warehouse distributors.

     The principal intended markets targeted by the Registrant include some of the world's largest markets such as those represented by the fast-food, lodging, automotive and commercial/industries industries. The Registrant has embarked on an editorial marketing effort as an additional means of achieving success in these markets.

     Marketing, which is administered by Management, includes "point of sale" advertising, such as continuous video loop presentations, brochures and other print media such as campaigns in various specialty publications at industry, sales representative and consumer levels; participation in trade shows; and, sponsorship of various aspects of auto racing and other sporting events such as golf tournaments. With respect to auto racing, the Registrant's pays to have its name appear on high profile racing vehicles and, in some cases, in exchange for customer orders, the Registrant arranges for the pertinent customer's name to appear on the same vehicle. This technique is known as "back end sponsorship". Registrant product brochures and samples are also included in event programs.

     With respect to sponsorship of sporting events, Registrant product samples and brochures are distributed to event participants, who, by design, are typically intended to be influential individuals within certain industries, trade organizations and consumer groups. These individuals, who are usually invited to more than one Registrant sponsored event, are approached on an ongoing, follow-up basis in an attempt to build a network of influential useful contacts and sources of potential product demand.

     The Registrant also markets its products by direct mail efforts through publications distributed by certain chambers of commerce in the Southern California region and by catalog organizations on a national scale.

     Raw Materials

     The Registrant does not rely on raw materials which are not readily obtainable from numerous local open market sources.

     Patents, Trademarks, Licenses, Franchises and Concessions.

     While the name "Ultra Shield" is registered in California as a Registrant trademark, USPI does not own or utilize any patents, licenses, franchises or concessions. The Registrant recently filed two applications for federal trademark registration. The first relates to the Registrant's logo and name "Ultra Shield" and the second relates to the name "Blend Center".
The Registrant has not received any confirmation on its application as of the filing of this Report.

     The Registrant believes that its proprietary formulae are not capable of being reverse engineered and thus, it has taken the view that it is in its best interests not to disclose any aspect of the process or ingredients concerning such formulae in an application for intellectual property rights.

     Dependence on Customers

     The Registrant does not depend on one or a few major customers.

     Competitive Conditions

     The Registrant has substantial competition in the development, manufacture and sale of its various products such that the Registrant, as of the date of this Report and since such date, occupies an insignificant competitive position in its industry. The Registrant's primary competitive methodology is based on the premise that the Registrant's products offer superior characteristics in the areas of performance, pricing and safety. The Registrant's products offer a proprietary technology as compared competitors' products in that the Registrant's products have associated with them an "environmentally preferred" status (as such designation is used by the U.S. Environmental Protection Agency), while performing equal or superior to competitors' products.

     Management believes that the aforementioned characteristics of the Registrant's products, in conjunction with competitive pricing, gives the Registrant's products a significant competitive advantage. However, most, if not all, of the Registrant's principal competitors have sufficiently greater financial and personnel resources than the Registrant such that the aforementioned perceived competitive advantages may be negated.

     Government Regulation / Approval - Environmental Compliance

     There are numerous federal and state laws and regulations related to environmental protection which have direct application to the manufacture and marketing of the Registrant's products. The most significant of these laws deal with use of volatile organic compounds in product offerings. Due to the composition of the Registrant's products, even in their most concentrated form of distribution, such products fall well below the established maximum allowable levels under the aforementioned regulations. The Registrant estimates that, on an ongoing basis, the cost of environmental compliance will, at a maximum, amount to approximately 2.5% of the Registrant's gross revenues and that the Registrant will not experience material difficulty in achieving compliance.

     Employees

     The Registrant employs a total of 24 persons (including Management), all of whom are employed on a full time basis. The Registrant currently utilizes the services of approximately 25 additional individuals on an independent contractor basis with respect to various necessary services, primarily in the marketing area. There are no collective bargaining agreements with the aforementioned employees and Management deems relations with such employees to be good.

Item 2.  Properties.

     The Registrant currently conducts its administrative, managerial and sales functions in approximately 27,000 square feet of office space located at 10096 Sixth Street, Units M-P, Rancho Cucamonga, California 91730-5750 pursuant to a lease with an unaffiliated third party. The telephone number at this location is (909) 466-0081. The lease agreement for the space ends in August, 2000. The rent for the facility approximates $6,000 per month.

     During the year ended December 31, 1996, the Registrant purchased, for a total of $185,655, three residential real property units located near Big Timber, Montana which the Registrant intends to utilize as a corporate retreat, for incentive purposes and to generate rental income from unaffiliated parties. The property has been improved at an approximate cost of $67,000 and is being managed by a professional property management firm located in Big Timber, Montana. It is scheduled to be rented to unaffiliated parties commencing in April, 1997 with use by the Registrant as described above during periods between rental to unaffiliated parties. The Registrant projects its return on investment to repay the cost of such investment in approximately five years; however, there can be no assurance that such projection will be realized.

Item 3.  Legal Proceedings.

     The Registrant has been involved in legal proceedings reportable under this item as described below.

     In March, 1997, the Registrant filed a legal action against George A. Money, a former officer and director, seeking to cancel the 659,931 shares of Registrant's common stock currently held by Mr. Money. The Registrant contends in its complaint that Mr. Money did not give the promised consideration underlying the issuance of such shares. That consideration was to consist of certain real property, fixtures and equipment located in Iowa as well as certain chemical formulae. As of the date this Report was filed, Mr. Money had not filed an answer to the Registrant's complaint.

     On June 22, 1995, Charles Jamgotchian commenced a legal action against the Registrant, J.W. Rutherford, George A. Money, Key Kavoussi, Harold P. Kavoussi, Greater Pacific H.M.O. (an entity with respect to which Harold P. Kavoussi is affiliated), Innovative Technologies, Inc. and Money Manufacturing (entities with respect to which Mr. Money is affiliated) and Robert Tierney. The lawsuit was filed in San Bernardino Superior Court at the Rancho Cucamonga, California branch. In the amended complaint, Mr. Jamgotchian alleged that he made a $100,000.00 loan to Ultra Shield Products International, Inc. a California corporation that is a subsidiary of the Registrant. He also alleges that he was defrauded in that he did not receive promised security for the loan consisting of certain securities certificates or a security interest in certain real property. The complaint further alleged that Messrs. Tierney and Rutherford breached certain guarantee agreements. The Registrant denied that it was a party to the loan agreement. It also denied the allegation that the other defendants acted as its agents and that it had any liability to Mr. Jamgotchian. The Registrant filed a cross-complaint against Mr. Jamgotchian and sought to cancel certain securities issued in connection with the loan and to have the transaction declared by the court as not binding upon the Registrant and as a usurious loan transaction. The Registrant also sought to impose liability against Mr. Jamgotchian for his failure to perform certain duties owing the Registrant in connection with his agreement to supervise the Registrant's marketing efforts. The court issued a temporary protective order against the Registrant preventing it from selling its assets outside the normal course of business. The defendants contended that they did not have any liability to Mr. Jamgotchian and in the case of the Registrant, it contended that its claim for damages exceeded the claim for damages asserted by Mr. Jamgotchian. The dispute was settled on January 29, 1997 by the execution of a mutual release; Ultra Shield's payment to Mr. Jamgotchian in the amount of $125,000; and, Mr. Jamgotchian's return to Ultra Shield of 162,000 shares of common stock and 137,000 each of Class A and B common stock purchase warrants.

     On November 17, 1994, the Registrant commenced a lawsuit against American Venture Group, Inc., Charles Mugrdechian, Jr., John K. Freeland, Ararat International Administrators, Inc. and Consolidated Equity Partners, Inc. in San Bernardino County Superior Court at the Rancho Cucamonga branch. The corporate defendants filed a cross-complaint against the Registrant seeking, among other things, repayment of a $60,000.00 loan on which the Registrant made payments at a usurious rate of interest. The court issued a judgment in favor of the Registrant on May 14, 1996 awarding the Registrant $16,500.00 representing the difference between the $60,000.00 loan and treble the usurious interest payments made by the Registrant. The court also canceled 511,656 shares (and related Class A and B warrants) in connection with the usurious loan made to the Registrant. The Registrant was also awarded more than $75,000.00 in costs and attorney's fees. Two of the five defendants and cross-complainants have filed an appeal of the decision. Management expects the Court of Appeal to affirm the lower court's rulings in the Registrant's favor.

     On June 22, 1993, the Registrant's majority owned subsidiary, Ultra Shield (California) and the two principal officers and directors of the Registrant and Ultra Shield (California) at the time (J.W. Rutherford and George A. Money), commenced a legal action in San Bernardino County Superior Court at the Rancho Cucamonga branch against the Registrant's and Ultra Shield (California's) former director, president and chief executive officer, Robert Tierney and his wife, Martha Tierney. The complaint sought money damages and injunctive relief based on alleged breaches by Mr. Tierney's of his duties of fiduciary responsibility, confidentiality as well as alleged conversion of corporate assets and constructive fraud. On December 20, 1996, the Registrant entered into a settlement agreement with Mr. Tierney pursuant to which, the Registrant paid Mr. Tierney $50,000 and Mr. Tierney returned to the Registrant's treasury a total of 761,641 shares of the Registrant's common stock.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Registrant during the quarter ending December 31, 1996.



                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     (a) Principal Market or Markets. The Registrant's Units are traded on the over-the-counter market. The following table sets forth for the period indicated the range of high and low representative bid quotations for the Registrant's Units which were obtained from market makers. The quotations are between dealers, do not include retail mark-ups, mark-downs or other fees or commissions, and may not necessarily represent actual transactions:

                                                          Bid
                 Period Ended                      High       Low

                 March 31, 1995                    $0.3125    $0.125
                 June 30, 1995                     $0.50      $0.125
                 September 30, 1995                $0.375     $0.25
                 December 31, 1995                 $0.25      $0.25
                 March 31, 1996                    no bid     no bid
                 June 30, 1996                     no bid     no bid
                 September 30, 1996                no bid     no bid
                 December 31, 1996                 $4.25      no bid
                 March 31, 1997                    $1.06      $0.375

     (b) Approximate Number of Holders of Common Stock. The number of beneficial owners of the Registrant's $.0001 par value common stock at December 31, 1996, was approximately 650.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis.

     Since inception in 1989, the Registrant has relied principally on the proceeds from one public and several private offerings of its securities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. From inception in March, 1989 to December 31, 1996, a total of $9,954,584 (net) has been received from these financing activities. At December 31, 1996, the Registrant had cash and cash equivalents and short term investments totaling $776,427 available to cover recurring operating deficits and research and development expenses.

     The Registrant incurs considerable expense in demonstrating and testing its products. Government approvals for each of the products and adaptations thereto must be obtained before its products may be marketed. The Registrant is also incurring substantial expenses in demonstrating its products to prospective customers, both civilian and governmental. The Registrant's Board of Directors determined that the results of its marketing efforts in conjunction with its recently developed blend center warranted concentrating marketing efforts on the distribution of blend centers with particular concentration on regional and national restaurant chain franchisees. As a result, it changed its marketing strategy to one whereby it is currently attempting to establish relationships with owners of regional and national restaurant chain franchises, while also pursuing relationships with other potential high volume consumers in both the civilian and governmental sectors in an effort to broaden its distribution and gain market acceptance. A significant number of such relationships have been established to date. Management believes that this approach will result in substantially higher revenues from product sales and thereby significantly improve the Registrant's profitability.

     The Registrant's long term viability is dependent upon improving profitability through increased product sales. In the interim, Management believes that the current cash in its account and cash from ongoing operations should be adequate to meet its research and development, marketing, administrative expenses and cash commitments through fiscal 1997 or until the Registrant reaches profitability from ongoing internal operations. The Registrant may, on an as needed basis, continue to offer its securities on a public or private basis as a means of supplementing its liquidity from continuing operations.

     Other than continuing development expenses related to new products and commitments under lease obligations with payments totaling approximately $365,000 through August, 2001, the Registrant has no other known commitments for its capital resources as of December 31, 1996. Management believes that cash available from ongoing operations and, if necessary, from additional financing, will cover these commitments.

     The Registrant's total assets increased from $243,967 at December 31, 1995 to $1,544,435 at December 31, 1996, a total increase of $1,300,468
(533%). The increase is primarily attributed to an increase in cash, cash equivalents and investments of $770,642, inventories of $84,311, furniture and equipment of $137,949 and investment in real estate of 185,655.

     The Registrant's total liabilities increased from $1,340,368 at December 31, 1995 to $2,171,376 at December 31, 1996, a total increase of $831,008
(62%). The increase is primarily attributed to an increase in notes payable to stockholders of $1,257,580 offset by a reduction in other accrued liabilities of $422,196. The reduction in other accrued liabilities is primarily due to the settlement of certain legal proceedings during the year. (See Item 3. Legal Proceedings)

     Net sales increased from $96,437 for the year ended December 31, 1995 to $163,569 for the year ended December 31, 1996, an increase of $67,132 (70%). The increase is due to the Registrant's marketing activities and broader acceptance of its products.

     Cost of sales increased $65,802 (68% of net sales) for the year ended December 31, 1995 to $106,894 (65% of net sales) for the year ended December 31, 1996, an increase of $41,092 (62%). The small improvement in the gross margin is due to the mix of product sales.

     Selling, general and administrative expense increased from $1,232,664 for the year ended December 31, 1995 to $1,763,157 for the year ended December 31, 1996 and an increase of $530,493 (43%). The increase is primarily due to an increase in salaries and wages of approximately $277,000 and an increase in advertising and promotions of approximately $271,000.

     The Registrant recorded a gain on legal settlements of $375,822 during the year ended December 31, 1996 as a result of the settlements of certain legal matters during the year. The gain reflects a reversal of an accrual for legal settlements established in prior years. The Registrant was able to negotiate more favorable settlements in these legal matters than was anticipated in the prior years.

     Interest expenses increased from $47,255 for the year ended December 31, 1995 to $105,439 for the year ended December 31, 1996, an increase of $58,184 (123%). The increase is due to the increase in notes payable to stockholders. A majority of the interest on these notes payable to stockholders were converted to common stock.

     Management expects to be able to maintain or improve gross profit margins into the future. Currently, the Registrant sells most of its products by the gallon in various sized containers and prices its products based on container size. The Registrant has experienced no price pressure and structures its prices to be competitive with other products sold in similar markets.

     Since inception, the Registrant has primarily used equity financing transactions and borrowings convertible to equity securities to improve its liquidity while operations have been unable to generate adequate working capital. Net cash used in operating activities was $522,573 for the year ended December 31, 1995 compared to $2,047,137 for the year ended December 31, 1996.

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

     During the fiscal year ended December 31, 1996, the Registrant
Management determined it would focus on marketing the Registrant's blend centers to owners of regional and national restaurant chain franchises, while also pursuing relationships with other potential high volume consumers in both the civilian and governmental sectors in an effort to broaden its distribution and gain market acceptance. As a result of this change in focus, the Registrant has achieved what Management believes to be a significantly enhanced opportunity to obtain operations sustaining revenues from product sales alone.

     The Registrant has not experienced, and does not anticipate, any material effect on its financial condition or results of operations stemming from seasonal influences.

Item 7.  Financial Statements.

     Please see pages beginning with F-1.

     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure for the two most recent fiscal years.

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

     Pursuant to Board action, on December 18, 1996, the Registrant engaged Singer Lewak Greenbaum & Goldstein LLP, of Los Angeles, as its new independent accounting firm.



                              PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

     Directors and Executive Officers of USPI

     Name                Age       Position with USPI

     J.W. Rutherford     45        President, Chief Executive
     Officer, Chief Financial
     and Accounting Officer and
     Director

     Karen L. Clark      39          Secretary, Treasurer

J.W. Rutherford -- President, Chief Executive, Chief Financial and Accounting
Officer and Director.   Mr. Rutherford has served as the Registrant's
Executive Vice-President and a Director from August, 1990 to October, 1992; as President, Chief Executive Officer and a Director from October, 1992 to March, 1997; and, as President, Chief Executive Officer, Chief Financial and Accounting Officer and a Director beginning in March, 1997. From 1983 to 1986, Mr. Rutherford served as a Certified Financial Planner and Registered Investment Adviser for Executive Consultants Incorporated, financial planning firm located in Scottsdale, Arizona. From 1986 to 1990, Mr. Rutherford was also licensed with the NASD with respect to limited partnerships (series 22 license) and variable annuities (series 6 license), while serving as president of The Rutherford Agencies, a financial planning firm, located in Diamond Bar, California. Mr. Rutherford devotes his full-time efforts to the Registrant's business.

Karen L. Clark -- Secretary and Treasurer. Ms. Clark has served as the Registrant's principal administrative assistant since March, 1993 and as the Registrant's Secretary and Treasurer since March, 1997. Ms. Clark devotes her full-time efforts to the Registrant's business.

     All Directors will hold office until after the next annual meeting of the stockholders when their successors are elected and qualified.

     The Officers are elected by the Board of Directors at the first meeting after each annual meeting of the stockholders and hold office until their death or until they resign or are removed from office. No Director or executive Officer is related to any other Director or executive Officer.

Voting Agreement

     There are no arrangements or understandings among members of either former and/or new control groups and their associates with respect to election of directors or other matters, nor were there any changes in control of the Registrant since the beginning of the its last fiscal year. In October, 1994, there was an attempt by individuals claiming significant securities ownership to take control of the Registrant, however, the basis for their claim to such securities ownership was investigated and denied by Management and such securities ownership subsequently became the subject of a legal action in the which the Registrant prevailed in May, 1996 (see Item 3. Legal Proceedings).

Item 10.  Executive Compensation.

                      EXECUTIVE COMPENSATION

     Summary Compensation Table

                              Annual Compensation

(a)                      (b)       (c)            (d)       (e)

Name                                                        Other
and                                                         Annual
Principal                                                   Compensation
Position                 Year      Salary($)      Bonus($)        ($)

J.W. Rutherford,         1996      $125,000       $ 60,000    $ N/A
  Chief Executive        1995      $ 48,140       $ N/A       $ N/A
  Officer                1994      $ 39,700       $ N/A       $ N/A

                                 Long Term Compensation
                                   Awards              Payouts
(a)                 (b)        (f)        (g)            (h)

Name                           Restricted                         All Other
and                            Stock                     LTIP     Compen-
Principal                      Award(s)    Options/      Payouts  sation
Position            Year         ($)       SAR's(#)        ($)      ($)

J.W. Rutherford,    1996       $ N/A       N/A           $ N/A    $ N/A
  Chief Executive   1995       $ 208,802   N/A           $ N/A    $ N/A
  Officer           1994       $ N/A       N/A           $ N/A    $ N/A


     Mr. Rutherford, the Registrant's principal officer is employed by the Registrant pursuant to a written ten year employment agreement commencing February 1, 1996, which employment agreement provides for an annual salary of $125,000 (to increase by 5% for each year following a year in which the Registrant achieved a net after tax profit) and an annual bonus in the form of cash and/or securities in the amount of 2.0% of the Registrant's net after tax profit, if any, respectively. This employment agreement provides that the Registrant shall pay the cost of insurance premiums for Mr. Rutherford and his dependents, as specified in the Registrant's Board approved personnel policy.

Incentive Stock Option Plan

     On March 28, 1989, the Registrant adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 100,000 shares (as adjusted for the previously mentioned 1:100 reverse split) of the Registrant's Common Stock may be granted to employees of the Registrant. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Registrant's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Registrant's common stock). As of the date of this Report, no options have been granted under this Plan.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement 123"). Statement No. 123 is primarily a disclosure standard for the Registrant because the Registrant will continue to account for employee stock options under Accounting Principles Board Opinion No. 25.

Item 11.  Security Ownership Of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1996, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's Common Stock, all Directors individually and all Directors and Officers of the Registrant as a group.
Each person has sole voting and investment power with respect to the shares shown. Percent of class calculations below are based on 11,023,891 shares outstanding, not including adjustments pursuant to the requirements of Securities Exchange Act Rule 13d-3(d)(1).*(1)

                                  Amount of
 Name and Address                 Beneficial        Percent of
of Beneficial Owner               Ownership           Class

J.W. Rutherford                    3,003,000(2)        21.41%
10096 Sixth St. Units M-P
Rancho Cucamonga, CA  91730

Karen L. Clark                      172,485(3)           1.54%
10096 Sixth St. Units M-P
Rancho Cucamonga, CA  91730

William L. Hodges                   903,909(4)           7.58%
10512 El Monte Drive
Cherry Valley, CA  92223

George A. Money                      659,931(5)         5.65%
900 W. Thomas
Shenandoah, IA 51601

Dr. Harold P. Kavoussi             1,965,000(6)         15.13%
2005 N. Garey Ave.
Pomona, CA  91767

Greater Pacific HMO, Inc.          1,650,000(6)         13.02%
2005 N. Garey Ave.
Pomona, CA  91767

All Directors and                  3,175,485(7)         22.36%
Officers as a Group (2 Persons)**

* Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, requires that the ownership figures shown in this table include shares that could be acquired by the party pursuant to warrants held by the party, and, that the pertinent percent of class figures be calculated utilizing a figure for total shares outstanding that also includes the additional shares underlying such warrants.

** As of March 12, 1997, Mr. Hodges had resigned from his positions as an officer and a director of the Registrant, but remains engaged as an independent representative, and Karen L. Clark had been nominated and elected to serve as the Registrant's Secretary and Treasurer.

(1) As of December 31, 1996, 11,023,891 shares of common stock, and, 10,143,606 Class A and 10,143,606 Class B common stock purchase warrants were outstanding.

(2) Includes 1,000,000 shares and equal amounts of shares underlying Class A and B warrants owned by Mr. Rutherford; and, 1,000 shares and equal amounts of shares underlying Class A and B warrants owned by Mr. Rutherford's spouse, Carol J. Rutherford. Does not include 25,000 shares and equal amounts of shares underlying Class A and B warrants owned by each of Mr. Rutherford's two daughters (50,000 total) relative to which Mr. Rutherford denies beneficial ownership, however, with respect to which he serves as custodian under the California Uniform Gift to Minors Act.

(3) Includes 56,995 shares and equal amounts of shares underlying Class A and B warrants owned by Ms. Clark; and, 250 shares and equal amounts of shares underlying Class A and B warrants owned by each of Ms. Clark's two sons (500 total) relative to which Ms. Clark denies beneficial ownership.

(4) Includes 275,000 shares and equal amounts of shares underlying Class A and B warrants owned by Mr. Hodges; and, 26,303 shares and equal amounts of shares underlying Class A and B warrants owned by Mr. Hodges and his spouse, Kathy J. Hodges.

(5) In March, 1997, the Registrant filed a legal action against George A. Money, a former officer and director, seeking to cancel the 659,931 shares of Registrant's common stock currently held by Mr. Money. The Registrant contends in its complaint that Mr. Money did not give the promised consideration underlying the issuance of such shares. That consideration was to consist of certain real property, fixtures and equipment located in Iowa as well as certain chemical formulae. As of the date this Report was filed, Mr. Money had not filed an answer to the Registrant's complaint.

(6) Includes 175,000 shares owned by Pomona Equity Fund, Inc. and 550,000 shares owned by Greater Pacific HMO, Inc., entities of which Dr. Kavoussi is the principal shareholder; and, includes equal amounts of shares underlying Class A and B warrants owned by Pomona Equity Fund, Inc. and Greater Pacific HMO, Inc.

(7)  This group includes Mr. Rutherford and Ms. Clark.



Item 12.  Certain Relationships and Related Transactions.

     In May, 1996, the Registrant entered into an accord and satisfaction agreement with Environmental Sales Group, Inc., a California corporation engaged as an independent distributor of environmentally responsible products. Under the terms of the accord and satisfaction agreement, Environmental Sales Group, Inc. agreed to (i) transfer to the Registrant certain assets consisting of office equipment, including computers; (ii) transfer to the Registrant all of its rights relative to any existing and proposed customers for the Registrant's products; (iii) refrain from further contact/communication with any existing and proposed customers for the Registrant's products; and, (iv) forgive the Registrant's obligation to compensate Environmental Sales Group, Inc. relative to its past efforts to distribute the Registrant's products.

     In exchange, the Registrant agreed to issue to Environmental Sales
Group, Inc. notes payable in the amount of $50,000 which were subsequently converted to a total of 100,000 units of the Registrant's securities, each unit consisting of one share of the Registrant's common stock, and one each of the Registrant's Class A and B common stock purchase warrants. The accord and satisfaction agreement allocates a value of $19,000 to the office equipment and $31,000 to the forgiveness of the compensation obligation. J.W. Rutherford, an officer, director and principal shareholder of the Registrant, is also an officer, director and principal shareholder of Environmental Sales Group, Inc. Because of this, under the terms of the accord and satisfaction, Mr. Rutherford agreed that he would not receive any of the Registrant's shares to be issued to Environmental Sales Group, Inc.

     In March, 1997, the Registrant filed a legal action against George A. Money, a former officer and director, seeking to cancel the 659,931 shares of Registrant's common stock currently held by Mr. Money. The Registrant contends in its complaint that Mr. Money did not give the promised consideration underlying the issuance of such shares. That consideration was to consist of certain real property, fixtures and equipment located in Iowa as well as certain chemical formulae. As of the date this Report was filed, Mr. Money had not filed an answer to the Registrant's complaint.



                             PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a) 1. The following Financial Statements are filed as part of this report:
                                                        Page

       Report of Independent Certified Public
       Accountants for the Year Ended December
       31, 1996 ....................................... F - 1

       Independent Auditors' Report for the Year
       Ended December 31, 1995 ........................ F - 2

       Consolidated Balance Sheet
       as of December 31, 1996 ........................ F - 3

       Consolidated Statements of Operations
       For the Years Ended December 31, 1996
       and 1995 ....................................... F - 4

       Consolidated Statements of Stockholders'
       Deficit For the Years Ended December 31,
       1996 and 1995 .................................. F - 5

       Consolidated Statements of Cash Flows
       For the Years Ended December 31, 1996,
       and 1995 ....................................... F - 6

       Notes to Consolidated Financial Statements
       For the Years Ended December 31, 1996,
       and 1995 ....................................... F - 8

     2. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     3.  Exhibits.

     Exhibit
       No.        Description             Location

       2          Agreement for the
                  Exchange of Shares    Incorporated by
                                        reference to Exhibit
                                        No. 2 to the Regis-
                                        trant's Form 10-KSB for
                                        the period ending December
                                        31, 1995

       3       Articles of Incorpora-
               tion and By-laws         Incorporated by
                                        reference to Exhibit
                                        No. 3 to the Regis-
                                        trant's Registration
                                        Statement (No. 33-
                                        31566)

      10.1     Employment agreement
               with J.W. Rutherford     Incorporated by
                                        reference to Exhibit
                                        No. 10.1 to the Regis-
                                        trant's Form 10-KSB for
                                        the period ending December
                                        31, 1995

      10.3     Lease                    Incorporated by
                                        reference to Exhibit
                                        No. 10.3 to the Regis-
                                        trant's Form 10-KSB for
                                        the period ending December
                                        31, 1995

     (b) The Registrant filed one (1) Report on Form 8-K during the last quarter of the period covered by this Report reporting information under Items 4 and 5.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ULTRA SHIELD PRODUCTS
                                INTERNATIONAL, INC.

Dated: March 26, 1997           By/s/ J.W. Rutherford
                                  J.W. Rutherford, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Capacity

Date: March 26, 1997



/s/ J.W. Rutherford                     President, Chief Execu-
J.W. Rutherford                         ive Officer, Chief
                                        Financial and Accounting
                                        Officer and Director








                     ULTRA SHIELD PRODUCTS
                      INTERNATIONAL, INC.
               CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED
                   DECEMBER 31, 1996 AND 1995
















UltraSld     #8189     3/28/97



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                      CONTENTS
                                                       As of December 31, 1996

                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                               2

  Consolidated Statements of Operations                                    3

  Consolidated Statement of Stockholders' Deficiency                       4

  Consolidated Statements of Cash Flows                                  5 - 7

  Notes to Consolidated Financial Statements                            8 - 19




       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ultra Shield Products International, Inc.

We have audited the accompanying consolidated balance sheet of Ultra Shield Products International, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultra Shield Products International, Inc. and subsidiary as of December 31, 1996, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,422,601 for the year ended December 31, 1996, had negative cash flows from operations, and as of December 31, 1996, the Company's current liabilities exceeded its current assets by $949,099. These factors among others as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Singer Lewak Greenbaum & Goldstein LLP


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 5, 1997



                        INDEPENDENT AUDITORS' REPORT

Board of Directors
Ultra Shield Products International, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Ultra Shield Products, International, Inc. and subsidiary for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1995 of Ultra Shield Products International, Inc. and subsidiary in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Ultra Shield Products International, Inc. and subsidiary will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's limited sales, substantial operating losses from operations and liquidity problems raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See the accompanying consolidated financial statements in regards to various uncertainties related to litigation, stockholder approval of exchange of shares, technology rights and private placement exemptions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                            /s/ Corbin & Wertz

                                            CORBIN & WERTZ

Irvine, California
April 30, 1996, except as to
  Note 11, which is as of
  September 30, 1996



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                    CONSOLIDATED BALANCE SHEET
                                                       As of December 31, 1996
                      (See Report of Independent Certified Public Accountants)

                                ASSETS
Current assets
  Cash and cash equivalents                       $   126,520
  Investments in fixed maturities
    (amortized cost $653,890) (Note 3)                649,907
  Notes receivable                                     26,614
  Accounts receivable, net of allowance for
    doubtful accounts of $2,675                        28,078
  Inventory                                           277,545
  Prepaid expenses and other current assets            70,984
                                                    ___________

     Total current assets                           1,179,648
                                                    ___________

Furniture and equipment, net (Note 2)                 176,282
Investment in real estate (Note 4)                    185,655
Other assets                                            2,850
                                                    ___________

          Total assets                            $ 1,544,435
                                                    ___________
                                                    ___________

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Notes payable - stockholders (Note 5)           $ 1,747,184
  Accounts payable                                     74,869
  Accrued payroll and payroll taxes                    94,673
  Accrued interest                                     50,727
  Other accrued liabilities (Note 9)                  152,420
  Capital lease obligations - current portion
    (Note 6)                                            8,874
                                                    ___________

     Total current liabilities                      2,128,747
Capital lease obligations, net of current portion
  (Note 6)                                             42,629
                                                    ___________

     Total liabilities                              2,171,376
                                                    ___________

Commitments and contingencies (Note 6)

Stockholders' deficiency (Note 7)
  Preferred Stock, $.0001 par value: 10,000,000
    shares authorized, no shares issued and
    outstanding                                             -
  Common Stock, $.0001 par value: 500,000,000
    shares authorized, 11,023,891 shares issued and
    outstanding                                         1,102
  Additional paid-in capital                        8,184,987
  Unrealized holding gain (loss) on investments        (3,983)
  Accumulated deficit                              (8,809,047)
                                                    ___________

     Total stockholders' deficiency                  (626,941)
                                                    ___________

          Total liabilities and stockholders'
            deficiency                            $ 1,544,435
                                                    ___________
                                                    ___________



The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                              For the Years Ended December 31,
                      (See Report of Independent Certified Public Accountants)



                                             1996                1995

Net sales                                    $   163,569         $    96,437

Cost of sales                                    106,894              65,802
                                             ___________         ___________

Gross profit                                      56,675              30,635

Selling, general, and administrative
  expenses                                     1,763,157           1,232,664
                                             ___________         ___________

Loss from operations                          (1,706,482)         (1,202,029)

Other income (expense)
     Gain on legal settlements (Note 9)          375,822                   -
     Interest expense                           (105,439)            (47,255)
     Interest income                              15,098              11,921
                                             ___________         ___________

Loss before provision for income taxes        (1,421,001)         (1,237,363)

Provision for income taxes (Note 8)                1,600               1,600
                                             ___________         ___________

Net loss                                     $(1,422,601)        $(1,238,963)
                                             ___________         ___________
                                             ___________         ___________

Net loss per share                           $     (0.15)        $     (0.17)
                                             ___________         ___________
                                             ___________         ___________

Weighted average common shares outstanding     9,552,994           7,293,591
                                             ___________         ___________
                                             ___________         ___________



The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                              For the Years Ended December 31,
                      (See Report of Independent Certified Public Accountants)


                                 Common Stock          Common Stock Subscribed
                               Shares    Amount          Shares       Amount
Balance, January 1, 1995       6,752,676 $      676      298,313      $     30
Shares issued or
  subscribed for cash            108,108         11
Shares issued or
  subscribed for notes
  payable                        381,000         38      173,000            17
Shares issued or
  subscribed in lieu of
  interest                        32,262          3        8,896             1
Shares issued or
  subscribed for common
  stock subscribed               296,470         30     (296,470)         (30)
Shares issued or
  subscribed for services
  rendered                        58,000          6      833,708            83
Contributed services
Net loss
                              __________  __________   ___________     _______

Balance, December 31, 1995     7,628,516        764    1,017,447           101
                              __________  __________   ___________     _______

Shares issued for common
  stock subscribed             1,017,447        101   (1,017,447)        (101)
Shares issued for cash           692,150         69
Shares issued for notes
  payable                      2,960,254        296
Stock issued in lieu of
  interest                       135,421         13
Shares issued for services
  rendered                        30,400          3
Shares canceled (Note 9)      (1,435,297)      (143)
Shares reacquired                 (5,000)        (1)
Unrealized loss on investments
Net loss
                              __________  __________   ___________     _______

Balance, December 31, 1996    11,023,891  $   1,102            0       $     0
                              __________  __________   ___________     _______
                              __________  __________   ___________     _______



                                      Unrealized
                          Additional  Holding Gain
                          Paid-in     (Loss) on     Accumulated
                          Capital     Investments   Deficit         Total

Balance, January 1, 1995  $5,398,202  $             $(6,147,483)    $(748,575)
Shares issued or
  subscribed for cash         47,953                                   47,964
Shares issued or
  subscribed for notes
  payable                    276,945                                  277,000
Shares issued or
  subscribed in lieu of
  interest                    20,315                                   20,319
Shares issued or
  subscribed for common
  stock subscribed                                                          -
Shares issued or
  subscribed for services
  rendered                    445,765                                 445,854
Contributed services          100,000                                 100,000

Net loss                                             (1,238,963)   (1,238,963)
                          ___________ __________    ___________     _________

Balance, December 31, 1995  6,289,180                (7,386,446)   (1,096,401)
                          ___________ __________    ___________     _________

Shares issued for common
  stock subscribed                                                          -
Shares issued for cash        329,906                                 329,975
Shares issued for notes
  payable                   1,477,084                               1,477,380
Stock issued in lieu of
  interest                     68,476                                  68,489
Shares issued for services
  rendered                     25,197                                  25,200
Shares canceled (Note 9)          143                                       -
Shares reacquired              (4,999)                                 (5,000)
Unrealized loss on investments            (3,983)                  (3,983)
Net loss                                             (1,422,601)   (1,422,601)
                          ___________ __________    ___________     _________

Balance, December 31, 1996  8,184,987 $   (3,983)  $ (8,809,047)   $ (626,941)
                          ___________ __________    ___________     _________
                          ___________ __________    ___________     _________



The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              For the Years Ended December 31,
                      (See Report of Independent Certified Public Accountants)



                                                   1996            1995
Cash flows from operating activities
  Net loss                                     $ (1,422,601)  $ (1,238,963)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                  44,458         45,760
      Provision for doubtful accounts                     -         (2,260)
      Write-off of notes receivable from
        officers and stockholders                         -         94,939
      Interest expense recorded upon issuance
        or subscription of common stock              68,489         20,319
      Consulting and compensation expense
        recorded upon issuance or subscription
        of common stock                              25,200        445,854
      Contributed services                                -        100,000
      Loss on disposal of property and
        equipment                                         -          1,600
      Gain on legal settlements                    (375,822)             -
  (Increase) decrease in
    Accounts receivable                             (22,313)         1,268
    Inventory                                       (84,311)      (117,514)
    Prepaid expenses and other current assets       (70,134)        10,556
    Other assets                                     (2,850)             -
  Increase (decrease) in
    Accounts payable                                (60,092)        81,666
    Accrued payroll and payroll taxes                60,039          2,245
    Accrued interest                                (45,826)        47,060
    Other accrued liabilities                      (161,374)       (15,103)
                                                ___________    ___________

              Net cash used in operating
                activities                       (2,047,137)      (522,573)
                                                ___________    ___________

Cash flows from investing activities
  Issuance of notes receivable from officers
    and stockholders                                      -        (82,633)
  Issuance of notes receivable                      (26,614)             -
  Purchase of furniture and equipment              (127,484)       (23,067)
  Purchase of investment in real estate            (185,655)             -
  Purchase of investments in fixed maturities    (1,253,890)             -
  Proceeds from sale of investments in fixed
    maturities                                      600,000              -
                                                ___________    ___________

              Net cash used in investing
                activities                         (993,643)      (105,700)
                                                ___________    ___________



The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              For the Years Ended December 31,
                      (See Report of Independent Certified Public Accountants)



                                                   1996            1995
Cash flows from financing activities
  Proceeds from the issuance of notes payable             -         10,000
  Payments on notes payable                         (10,000)             -
  Proceeds from the issuance of notes payable
    to stockholders                               2,910,660        573,330
  Payments on notes payable to stockholders         (60,700)             -
  Payments on capital lease obligations              (3,420)             -
  Proceeds from the sale of common stock            329,975         47,964
  Payments on the purchase of common stock           (5,000)             -
                                                ___________    ___________

              Net cash provided by financing
                activities                        3,161,515        631,294
                                                ___________    ___________

                Net increase in cash and cash
                  equivalents                       120,735          3,021
                                                ___________    ___________

Cash and cash equivalents, beginning of year          5,785          2,764
                                                ___________    ___________

Cash and cash equivalents, end of year         $    126,520   $      5,785
                                                ___________    ___________
                                                ___________    ___________


Supplemental disclosures of cash flow
  information
                                                   1996            1995

  Interest paid                                $      4,045   $          -
                                                ___________    ___________
                                                ___________    ___________

  Taxes paid                                   $          -   $      1,071
                                                ___________    ___________
                                                ___________    ___________


Supplemental schedule of non-cash investing and financing activities
The Company issued 30,400 and 58,000 shares of its common stock for services values at $25,200 and $29,000 during the years ended December 31, 1996 and 1995, respectively. The Company received services valued at $416,854 (including bonuses paid to the Company's President and Chief Financial Officer) in exchange for subscriptions for 833,708 shares of its common stock during the year ended December 31, 1995. These 833,708 subscribed shares were issued in 1996.

The Company issued 2,960,254 and 381,000 shares of its common stock in satisfaction of convertible promissory notes payable totaling $1,477,380 and $190,500 during the years ended December 31, 1996 and 1995, respectively. The Company issued subscriptions for 173,000 shares of its common stock in satisfaction of notes payable totaling $86,500 during the year ended December 31, 1995.



The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              For the Years Ended December 31,
                      (See Report of Independent Certified Public Accountants)



Supplemental schedule of non-cash investing and financing activities
  (Continued)
The Company issued 135,421 and 32,262 shares of its common stock in lieu of accrued interest on notes payable amounting to $68,489 and $15,748 during the years ended December 31, 1996 and 1995, respectively. The Company also issued subscriptions for 8,896 shares of its common stock in lieu of accrued interest on notes payable amounting to $4,571 during the year ended December 31, 1995.

The Company entered into capitalized lease obligations of $54,923 during the year ended December 31, 1996.

The Company recorded compensation expense during 1995 of $100,000 for services provided to the Company by a key employee for which no payment was required.



The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       Organization
       Aerial Acquisitions, Inc. ("Aerial") was incorporated on March 21, 1989 under the laws of the State of Delaware.

       Ultra Shield Products International, Inc. ("OLD - Ultra Shield") was incorporated on April 29, 1987 under the laws of the State of California.

       On August 24, 1990, OLD - Ultra Shield effected a reverse acquisition of Aerial. Aerial had no significant operations prior to the acquisition. Accordingly, for financial statement purposes, OLD - Ultra Shield was identified as the acquiring corporation. In connection with the transaction, Aerial issued 1,323,970 shares of its common stock in exchange for approximately 95% of the common stock of OLD - Ultra Shield. For financial reporting purposes, the shares issued by Aerial were considered outstanding as of the date of acquisition and the 705,993 shares retained by the stockholders of Aerial were reflected as consideration issued to consummate the reverse acquisition. Subsequent to the reverse acquisition, Aerial changed its name to Ultra Shield Products International, Inc. ("Ultra Shield" or the "Company"). During the year ended December 31, 1994, the Company issued shares of its common stock in connection with the conversion of the remaining 5% of common shares of OLD - Ultra Shield into common shares of the Company (see Note 6).

       Ultra Shield invents, manufactures, and distributes environmentally preferred specialty chemical and biological formulations for the restaurant, hotel and motel industry, consumer/retail, automotive appearance, fire fighting, and commercial/industrial markets. Ultra Shield is known for its technological development of "cross linking carbon molecules" and the application of this technology to cleaners, degreasers, dishwashing, and graffiti removing agents as well as coating and renovation chemical processes.

       The consolidated financial statements include the accounts of Ultra shield and its wholly-owned subsidiary, OLD - Ultra Shield. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Basis of Presentation
       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 1996, the Company had a net loss of $1,422,601, had negative cash flows from operations, and the Company's current liabilities exceeded its current assets by $949,099. The Company's ability to generate positive cash flows depends on its ability to maintain a level of revenues sufficient to meet its obligations and sustain its operations. The Company has had limited sales to date and has sustained substantial operating losses since inception due to its inability to generate a sufficient level of revenues. Consequently, the Company's primary source of cash has been from the sale or subscription of its common stock and the issuance of notes payable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

       In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to continue to meet its financing requirements and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

       Management is in the process of negotiating with several national, fast-food restaurant chains for the installation of its blend centers into the restaurants. The blend centers are used to dispense the cleaners sold by the Company. The Company is also expanding into new markets in which to install its blend centers. These new markets include fire departments and grocery stores.

       Management believes that the current cash and cash equivalents on hand along with the cash generated from the sale of its products will sustain the Company for the foreseeable future.

       Cash Equivalents
       For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Inventory
       Inventories, which consist primarily of finished goods, are stated at the lower of cost (first-in, first-out method) or market.


       Furniture and Equipment
       Furniture and equipment are stated at cost. The Company provides for depreciation and amortization using accelerated and straight-line methods over the estimated useful lives of 5 to 7 years as follows:

            Machinery and equipment                         7 years
            Computers                                       5 years
            Furniture and fixtures                          7 years
            Office equipment under capital leases           5 years
            Trade show equipment                            5 years
            Leasehold improvements                          7 years

       Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Gains or losses on the sale of furniture and equipment are reflected in the statement of operations.

       Investments in Fixed Maturities
       The Company accounts for its investments in fixed maturities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

       Management determines the appropriate classification of its investments in fixed maturities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' deficiency.

       Fixed maturity securities are valued based on quoted market prices. The cost of securities sold is determined by the "identified cost" method.

       Revenue Recognition
       Revenue is recognized upon the shipment of products to the customer.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Concentrations of Credit Risk
       The Company sells its products to customers throughout the United States. The Company's sales are not materially dependent on a single customer or small group of customers. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses based on historical credit write-offs.

       Patent Risk
       The Company's proprietary formulae and related products are not protected by any patents or licenses; however, the company has safeguarded against reverse engineering of its proprietary formulae. To the extent that the Company's use of such proprietary formulae is ever successfully challenged or such proprietary formulae is duplicated, the Company's future results of operations would be materially adversely affected.

       Income Taxes
       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

       Common Stock Issued for Services Provided
       Common stock issued for services is valued at the estimated fair value of such services as determined by management of the Company. Management considers the fair value of such services by reference to prior sales of common stock for cash.

       Net Loss Per Share
       Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each year. The shares to be issued upon the exercise of outstanding stock options and warrants are not included as common stock equivalents as they are anti-dilutive.

       Fair Value of Financial Instruments
       The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Impairment of Long-Lived Assets
       The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impact of such adoption was not material.

       Estimates
       In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications
       Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.


NOTE 2 - FURNITURE AND EQUIPMENT

       Furniture and equipment at December 31, 1996 consist of the following:

              Machinery and equipment                    $   134,265
              Computers                                       58,163
              Furniture and fixtures                          78,356
              Office equipment under leases (Note 6)          54,923
              Trade show equipment                            18,000
              Leasehold improvements                          45,011
                                                          __________

                                                             388,718
              Less accumulated depreciation                  212,436
                                                          __________
                 Total                                   $   176,282
                                                          __________
                                                          __________



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 3 - INVESTMENTS IN FIXED MATURITIES

       The amortized cost and fair value of investments in fixed maturities are as follows as of December 31, 1996:

                                      Gross       Gross
                      Amortized       Unrealized  Unrealized      Fair
                      Cost            Gains       Losses          Value
    Available for sale
       United States
        Treasury
        notes         $     153,890   $        -  $     (3,983)   $    149,907

       Municipal
        bonds               500,000            -             -         500,000
                       ____________    _________   ___________     ___________

          Total       $     653,890   $        -  $     (3,983)   $    649,907
                       _____________   _________   ____________    ___________
                       _____________   _________   ____________    ___________

       Investments in fixed maturities at December 31, 1996 are due as follows:

                                                  Amortized       Fair
                                                  Cost            Value

              Due in one year or less             $    153,890    $    149,907
              Due after one year through five
                years                                        -               -
              Due after five years through ten
                years                                        -               -
              Due after ten years                      500,000         500,000
                                                   ___________     ___________

                 Total                            $    653,890    $    649,907
                                                   ___________     ___________
                                                   ___________     ___________

       Proceeds from the sale of available for sale securities during the year ended December 31, 1996 were $600,000. There were no realized gains or losses on these sales.

NOTE 4 - INVESTMENT IN REAL ESTATE

       During the year ended December 31, 1996, the Company purchased rental property in Montana for $185,655. There was no rental income generated during the year ended December 31, 1996.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 5 - NOTES PAYABLE - STOCKHOLDERS

       Notes payable to stockholders at December 31, 1996 consist of convertible promissory notes which bear interest at 10% per annum. The notes are unsecured. Each note is issued for a term of six months and is convertible, at the option of the holder, into units at $.50 per unit. Each unit consists of one share of the Company's common stock and one each of the A and B warrants (see Note 7). Subsequent to December 31, 1996, $87,700 of these notes were repaid in cash and $203,265 of these notes plus accrued interest were converted to 406,530 shares of the Company's common stock. In the event that the note holder elects to have the note repaid rather than converted to common stock, the Company may not have the funds available to repay the notes.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       Leases
       The Company leases certain facilities for its corporate and operations offices under long-term lease agreements. The Company also leases certain equipment under non-cancelable operating and capital lease arrangements.

       The following is a schedule, by years, of future minimum rental payments required under those long-term lease agreements:

            Year ending                  Operating              Capital
            December 31,                 Leases                 Leases

            1997                         $    97,324            $    19,334
            1998                              96,973                 19,334
            1999                              64,164                 18,801
            2000                              17,909                 16,134
            2001                               8,022                  6,722
                                          __________             __________

                                         $   284,392                 80,325
                                          __________
                                          __________
            Less amount representing
              interest                                               28,822
                                                                 __________

                                                                     51,503
            Less current portion                                      8,874
                                                                 __________

               Long-term portion                                $    42,629
                                                                 __________
                                                                 __________

       For the years ended December 31, 1996 and 1995, total rent expense was $70,258 and $33,000, respectively.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

       Employment Agreements
       The Company has entered into employment agreements with the Company's President that expire in 2006. The President will receive an annual salary of $125,000 plus additional compensation increases of 5% per year as long as the Company has net income, as defined, for the previous year. In addition, the agreement provides for a bonus in the form of stock and/or cash in amounts of 2% of net income. During 1996, the President was paid a bonus of $60,000. This agreement may be terminated by the Company; however, separation fees may be required.

       Private Placement Exemptions
       The Company's private placements of securities have been issued in transactions intended to be exempt from registration under the 1933 Securities Act pursuant to the provisions of Section 4(2) and Regulation D promulgated thereunder. These rules include factors pursuant to which one or more private placement transactions may be integrated as part of other offerings. In the event any of the Company's private placement transactions, including private placement transactions undertaken by the Company since the transactions referred to above, were deemed to be integrated, it is possible that the exemption from the registration requirements of the 1933 Securities Act would not be available for one or more of those offerings. While management and legal counsel believe that each of the Company's private offerings were exempt from the registration requirements of the 1933 Exchange Act, in the event that one or more of such transactions are determined not to have been exempt from such registration requirements, the purchasers may have the right to seek rescission of the sales and/or seek money damages against the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Stockholder Approval Of Exchange Of Shares
       As discussed in Note 1 to the consolidated financial statements, for financial accounting purposes, the 1990 transaction between Aerial Acquisitions, Inc. (a Delaware corporation) and OLD - Ultra Shield (a California corporation) has been accounted for in the consolidated financial statements as a reverse acquisition. Management of the Company is in the process of seeking formal stockholder approval of the exchange of shares associated with this transaction and asserts that a majority of stockholders have already declared their intent to vote to approve such exchange.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 7 - STOCK AND STOCK OPTIONS

       Preferred Stock
       The Company has the authority to issue up to 10,000,000 shares of preferred stock, $.0001 par value. The Company has authority to issue all or any portion of the unissued preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences. There are no preferred shares outstanding at December 31, 1996.

       Warrants
       The Company has issued its common stock in units to certain investors (see Note 5) which consist of one share of the Company's common stock, one Series A warrant, and one Series B warrant. The Series A warrant allows the purchaser to acquire one share of the Company's common stock at $4.00 per share. The Series B warrant allows the purchaser to acquire one share of the Company's common stock at $7.00 per share. Series A and Series B warrants totaling 10,143,606 were outstanding to purchase a total of 20,287,212 shares of common stock at December 31, 1996. Series A and Series B warrants expire on February 6, 1998 and February 6, 1999, respectively.

       Contributed Capital
       The Company recorded compensation expense during 1995 of $100,000 for services provided to the Company by a key employee. The services were provided without payment required and, accordingly, the Company has recorded the services as contributed capital.

       Incentive Stock Option Plan
       On March 28, 1989, the Company adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 100,000 shares of the Company's common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more the Company's outstanding common stock), and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock). As of December 31, 1996, no options have been granted or outstanding under this Plan.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 7 - STOCK AND STOCK OPTIONS (Continued)

       Incentive Stock Option Plan (Continued)
       In November 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant, and is recognized over the periods in which the related services are rendered. SFAS 123 also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and will disclose the pro forma effect of using the fair value based method to account for its stock-based compensation, if and when, any stock options are granted under the Company's incentive stock option plan.


NOTE 8 - INCOME TAXES

       Income tax expense was $1,600 for both the years ended December 31, 1996 and 1995 and consists of the minimum State of California franchise taxes.

       Income tax expense for the years ended December 31, 1996 and 1995 differs from the amounts computed by applying a United States Federal income tax rate of 34% to pretax loss as a result of the following:
                                               1996               1995

         Computed "expected" tax benefit    $  (486,409)      $  (420,703)

         Increase (reduction) in income
           taxes resulting from:

           Change in the valuation
             allowance for deferred tax
             assets allocated to income
             tax expense                        486,409           420,703

           State income taxes                     1,600             1,600
                                             __________        __________

             Total                          $     1,600       $     1,600
                                             __________        __________
                                             __________        __________

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and 1995 are presented below. Deferred tax liabilities at December 31, 1996 and 1995 are not significant:



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 8 - INCOME TAXES (Continued)

                                               1996               1995
         Deferred tax assets
           Inventories, principally due
             to allowance for inventory
             obsolescence                   $    25,182       $    44,179

           Net operating loss carryforwards   2,235,891         1,649,950
                                             __________        __________

             Total gross deferred tax
               assets                         2,261,073         1,694,129

             Less valuation allowance        (2,261,073)       (1,694,129)
                                             __________        __________

               Net deferred tax assets      $         -       $         -
                                             __________        __________
                                             __________        __________

       At December 31, 1996, the Company had net operating loss carryforwards of approximately $6,031,000 and $3,013,000 for federal and state tax reporting purposes, respectively, which if not utilized to offset future taxable income, will expire through 2011. The Tax Reform Act of

       1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events, including changes in stock ownership, should occur.

NOTE 9 - LEGAL SETTLEMENTS

       As of December 31, 1995, the Company was a party to several lawsuits and had estimated losses from these suits in the amount of $550,822. During the year ended December 31, 1996, the Company reached settlements with the other parties involved in the lawsuits, and as a result of these settlements, the Company has reflected a recovery on legal settlements of $375,822 in its statement of operations. Listed below is a description of the lawsuits settled during 1996.

       In May 1996, the Company entered into a settlement agreement with former stockholders. Pursuant to the settlement agreement, the Company was entitled to rescind certain loan and consulting agreements, awarded a money judgment of $16,500, entitled to cancel the 511,656 shares of the Company's stock originally issued to the former stockholder, and entitled to recover legal fees incurred relating to the case of $75,762. The money judgment of $16,500 and the legal fees to be recovered of $75,762 have not been recorded as of December 31, 1996. These amounts will be reflected in the statement of operations in the year realized. The 511,656 shares of common stock have been canceled as of December 31, 1996.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1996
                      (See Report of Independent Certified Public Accountants)



NOTE 9 - LEGAL SETTLEMENTS (Continued)

       In December 1996, the Company entered into a settlement agreement with a former stockholder. Pursuant to the settlement agreement, the Company agreed to pay $50,000 to settle the suit and the former stockholder agreed to return 761,641 shares of the Company's common stock previously issued. This amount was paid by the Company as of December 1996, and the 761,641 shares of common stock have been canceled as of December 31, 1996.

       In January 1997, the Company entered into a settlement agreement with a former stockholder. Pursuant to the settlement agreement, the Company agreed to pay $125,000 to settle the suit and the former stockholder agreed to return 162,000 shares of the Company's common stock previously issued. The $125,000 was paid in January 1997 and is included in other accrued liabilities in the accompanying consolidated balance sheet. The 162,000 shares have been canceled as of December 31, 1996.