Form 10QSB
period 1997-03-31
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1997-05-21
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                 For Quarter Ended March 31, 1997

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

As of March 31, 1997, 12,578,826 shares of Common Stock; 11,063,385 Class A and 11,063,385 Class B common stock purchase warrants were outstanding.

Transitional Small Business Disclosure Format: Yes        No    X

Item 1.   Financial Statements.

     See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Since inception in 1989, the Registrant has relied principally on the proceeds from one public and several private offerings of its securities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. From inception in March, 1989 to March 31, 1997, a total of $10,129,438 (net) has been received from these financing activities. At March 31, 1997, the Registrant had cash and cash equivalents totaling $21,462 available to cover recurring operating deficits and research and development expenses.

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

     The Registrant's long term viability is dependent upon improving liquidity through increased product sales. In the interim, Management believes that the current cash in its account and cash from ongoing operations should be adequate to meet its research and development, marketing, administrative expenses and cash commitments through fiscal 1997 or until the Registrant reaches consistent profitability from ongoing internal operations if that is later. The Registrant may continue to offer its securities on a public or private basis as a means of supplementing it liquidity from ongoing operations.

     Other than continuing development expenses related to new products, estimated to be 3% of the Registrant's net revenues on an annual basis, commitments under facilities' leases totaling $202,000 through August, 1999, the Registrant has no other known commitments for its capital resources as of March 31, 1997. Management believes that cash available from ongoing operations and, if necessary, from additional financing, will cover these commitments.

     The Registrant's total assets increased from $320,688 at March 31, 1996 and decreased from $1,544,435 at December 31, 1996 to $1,188,702 at March 31, 1997, a total increase/decrease of $868,014 (270.7%) and <$355,733> (23.0%), respectively. The increase was due primarily to increases in inventories, investments in fixed maturities, prepaid expenses, notes receivable, accounts receivable, property, equipment and investment real-estate. The decrease was due primarily to decreases in investments in fixed maturities, cash and cash equivalents in order to fund operations.

     The Registrant's total liabilities increased from $1,413,136 at March 31, 1996 and decreased from $2,171,376 at December 31, 1996 to $1,788,131 at March 31, 1997, a total increase/decrease of $374,995 (26.5%) and <$383,245>
(17.7%), respectively. The increase was due primarily to increases in notes payable, accounts payable and capital lease payable. The decrease was due primarily to decreases in notes payable, accrued payroll and payroll taxes, and, accrued expenses.

     The Registrant's accounts receivable, net of allowance for doubtful accounts increased from $19,366 at March 31, 1996 and $28,078 at December 31, 1996 to $162,633 at March 31, 1997, total increases of $143,267 (739.8%) and
$134,555 (479.2%) due primarily to increased sales for the quarter ended March 31, 1997.

     The Registrant's accounts payable increased from $74,167 (93.4%) as of March 31, 1996 and $74,869 (91.6%) as of December 31, 1996 to $143,449 as of
March 31, 1997 due primarily to a decrease in cash available to pay operating expenses.

     The Registrant's accrued expenses decreased from $525,322 at March 31, 1996 and $152,420 at December 31, 1996 to $6,186 at March 31, 1997, total decreases of $519,154 (98.8%) and $146,252 (96.0%), respectively.  These respective decreases were due primarily to the Registrant's ability to use available cash proceeds from operations and securities sales to reduce outstanding debt.

     The Registrant's notes and interest receivable less allowance for doubtful collection (net) increased from $-0- at March 31, 1996 and $26,614 at December 31, 1996 to $189,484 at March 31, 1997, increases of $189,484
(100.0%) and $162,870 (612.0%), respectively. These respective increases were primarily due to the Registrant's acceptance of various notes from a stockholder, an employee and other individuals in exchange for loans and accrued interest receivable. All of such notes are unsecured and an allowance for doubtful collection has been established in the amount of $131,949.

     The Registrant's notes payable increased from $684,961 at March 31, 1996 and decreased from $1,747,184 at December 31, 1996 to $1,484,209 at March 31, 1997, a total increase/decrease of $799,248 (116.7%) and <$262,975> (15.1%), respectively. The increase and decrease were each attributable to net amounts of convertible promissory notes issued versus the conversion of outstanding promissory notes to common stock or common stock subscribed.

     The Registrant's accounts payable increased from $74,167 at March 31, 1996 and $74,869 at December 31, 1996 to $143,449 at March 31, 1997, total decreases, respectively, of $69,282 (93.4%) and $68,580 (91.6%). These increases were primarily due to a decrease in available cash to pay operating expenses.

     The Registrant's accrued interest decreased from $91,995 at March 31, 1996 and increased from $50,727 at December 31, 1996 to $56,405 at March 31, 1997, a decrease/increase of <$35,590> (36.7%) and $5,678 (11.2%), respectively. These changes were due to changes in the amount of notes payable outstanding.

     The Registrant's capital lease payable increased from $-0- at March 31, 1996 and $51,503 at December 31, 1996 to $61,981 at March 31, 1997, increases of $61,981 (100.0%) and $10,478 (20.3%), due primarily to the Registrant's acquisition of three capital leases for office and production equipment during the quarter ended March 31, 1997.

     The Registrant's accumulated deficit increased from $7,668,473 at March 31, 1996 and $8,809,047 at December 31, 1996 to $9,240,675 at March 31, 1997,
(20.5%) and (4.9%), respectively, as a result of increased net losses from operations.

     The Registrant's shareholders' common stock and paid in capital, which was $6,576,025 at March 31, 1996 and $8,186,089 at December 31, 1996,
increased (31.5%) and (5.6%), respectively, to $8,645,229 at March 31, 1997, principally as a result of equity offerings and the conversion of convertible promissory notes to equity securities. The Registrant has improved its cash position through the use of private placements of its securities.

     Since inception, the Registrant has experienced significant losses from operations in each successive period. For the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, net loss from operations increased $149,601 (53.0%) to <$431,628> from <$282,027>; gross sales of products increased $163,085 (658.6%) to $187,848 from $24,763; cost of product sales increased $79,998 (422.4%) to $98,936 from $18,938; gross profit percentage increased to 76.5% from 52.7%; selling, general and administrative expenses increased $194,594 (70.5%) to $470,492 from $275,898; and, interest expense increased $45,875 (443.1%) to $56,229 from $10,354. The Registrant achieved a gross profit percentage of approximately 76.5% for the three month period ended March 31, 1997 as compared to 52.7% for the three month period ended March 31, 1996.

     Management expects to be able to maintain or improve gross profit margins into the future. Currently, the Registrant sells most of its products by the gallon in various sized containers and prices its products based on container size. The Registrant has experienced no price pressure and structures its prices to be competitive with other products sold in similar markets.

     Since inception, the Registrant has primarily used equity financing transactions and borrowings convertible to equity securities to improve its liquidity while operations have been unable, until at least early 1996, to generate adequate working capital. Net cash used in operating activities was $227,852 for the three months ended March 31, 1997 was $559,790.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     During the period covered by this Report, the three months ended March 31, 1997, the Registrant was involved in the following legal proceedings.

    In March, 1997, the Registrant filed a legal action against George A. Money, a former officer and director, seeking to cancel the 659,931 shares of Registrant's common stock currently held by Mr. Money. The Registrant contends in its complaint that Mr. Money did not give the promised consideration underlying the issuance of such shares. That consideration was to consist of certain real property, fixtures and equipment located in Iowa as well as certain chemical formulae. As of the date this Report was filed, Mr. Money had not filed an answer to the Registrant's complaint and a default judgment has been entered against Mr. Money.

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

Date:  May 19, 1997          ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.



                              By /s/ J.W. Rutherford
                                J.W. Rutherford, President



                    ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996



                                                     1997            1996

Revenues
     Net Sales                                  $     187,848   $      24,763
                                                _____________   ______________


Costs and expenses
     Cost of product sales                             98,936          18,938
     Selling, general and administrative              470,492         275,898
                                                _____________   ______________
          Total costs and expenses                    569,428         294,836


Other expense
     Interest income                                    7,781
     Interest expense                                 (56,229)         10,354
                                                _____________   ______________


     Loss before provision for income taxes          (430,028)       (280,427)


     Provision for income taxes                         1,600           1,600
                                                _____________   ______________


          Net loss                              $    (431,628)  $    (282,027)
                                                _____________   ______________
                                                _____________   ______________




                   ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                               BALANCE SHEETS



                                            March 31, 1997  December 31, 1996
ASSETS
Current Assets
     Cash and cash equivalents              $       21,462  $         126,520
     Investments in fixed maturities,
       amortized cost of $301,686 and
       $653,890 at March 31, 1997 and
       December 31, 1996, respectively,
       net of advances on portfolio line
       of credit at March 31, 1997 of
       $216,259                                     81,445            649,907
     Accounts receivable, net of allowance
       for doubtful accounts of $8,000 and
       $2,675 at March 31, 1997 and
       December 31, 1996, respectively             162,633             28,078
     Receivable - other                              2,867
     Notes receivable due from officers and
       stockholders                                 75,000
     Notes receivable due from employees            25,000
     Notes receivable - other                      215,617             26,614
     Accrued interest receivable                     2,949
     Allowance for doubtful notes and
       interest receivable                        (131,949)
     Inventories                                   264,782            277,545
     Prepaid expenses and other current
       assets                                       71,584             70,984
                                            __________________________________
          Total Current Assets                     791,390          1,179,648

Property and Equipment
     Property and equipment, at cost               367,219            333,794
     Capital leased equipment                       67,923             54,923
                                            __________________________________
                                                   435,142            388,717
     Less accumulated depreciation                 226,336            212,436
                                            __________________________________
          Total Property and Equipment             208,806            176,281

Other Assets
     Deposits                                        2,850              2,850
     Investment in Real Estate                     185,656            185,656
                                            __________________________________
          Total Other Assets                       188,506            188,506
                                            __________________________________
                                            $    1,188,702  $       1,544,435
                                            __________________________________
                                            __________________________________



                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                   BALANCE SHEETS



                                            March 31, 1997  December 31, 1996
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable                       $      143,449  $          74,869
     Notes payable to stockholders (Note 1)      1,484,209          1,747,184
     Capital lease payable - current
       portion                                      11,932              8,874
     Accrued Interest                               56,405             50,727
     Accrued payroll and payroll taxes              35,919             94,673
     Accrued expenses                                6,168            152,420
                                            __________________________________
          Total Current Liabilities              1,738,082          2,128,747

Long-term Liabilities
     Capital lease payable - net of current
       portion                                      50,049             42,629
                                            __________________________________

          Total Liabilities                      1,788,131          2,171,376
Stockholders' Deficit
     Preferred stock, $.0001 par value,
       10,000,000 shares authorized, no
       shares issued and outstanding
     Common stock, $.0001 par value,
       500,000,000 shares authorized,
       11,881,170 and 11,023,891 shares
       issued and outstanding at
       March 31, 1997 and December 31, 1996,
       respectively                                  1,188              1,102
     Common stock subscribed,  $.0001 par
       value, 102,000 shares to be issued at
       March 31, 1997                                   10
     Additional paid in capital                  8,644,031          8,184,987
     Unrealized holding gain (loss) on
       investments                                  (3,983)            (3,983)
     Accumulated deficit                        (9,240,675)        (8,809,047)
                                            __________________________________
          Total Stockholders' deficit             (599,429)          (626,941)
                                            __________________________________
                                            $    1,188,702  $       1,544,435
                                            __________________________________
                                            __________________________________



                 ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                               March 31, 1997



Note 1 - Notes payable to stockholders
     Notes payable to stockholders at March 31, 1997 of $1,484,209 are convertible to units of common stock at the option of the note holders over various dates through a six month period ending September 30, 1997.



                     ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                       STATEMENT  OF STOCKHOLDERS' DEFICIT
                  For the Three Months Ended March 31, 1997



                                                            Common
                                Common  Stock         Stock  Subscribed
                            Shares      Amount      Shares         Amount



Balance at
  January 1, 1997         11,023,891   $   1,102           -      $       -

Shares issued or
  subscribed for cash         56,000           6     102,000             10

Shares issued for payment
  on notes payable           697,700          70           -              -

Shares issued or subscribed
  in lieu of interest         31,844           3           -              -

Shares issued for services    71,735           7           -              -

Net loss
                          ____________________________________________________
Balance at
  March 31, 1997          11,881,170   $   1,188     102,000      $      10
                          __________   _________   _________      _________
                          __________   _________   _________      _________



                                       Unrealized
                                       Holding Gain               Total
                          Paid - in    (Loss) on   Accumulated   Stockholders'
                          Capital      Investments  (Deficit)      (Deficit)



Balance at
  January 1, 1997         $ 8,184,987  $   (3,983) $(8,809,047)   $  (626,941)

Shares issued or
  subscribed for cash          78,984                                  79,000

Shares issued for payment
  on notes payable            328,276           -            -        328,346

Shares issued or subscribed
  in lieu of interest          15,919           -            -         15,922

Shares issued for services     35,865           -            -         35,872

Net loss                                              (431,628)      (431,628)
                          ____________________________________________________
Balance at
  March 31, 1997          $ 8,644,031  $   (3,983) $(9,240,675)   $  (599,429)
                          ___________  ___________ ____________   ____________
                          ___________  ___________ ____________   ____________



                  Ultra Shield Products International, Inc.
                           Statement of Cash Flows
                  For The Three Months Ended March 31, 1997



Cash flow from operating activities:
     Net Loss                                                       ($431,628)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation                                                $13,900
          Provision for doubtful accounts                            $137,274
          Consulting expense recorded upon issuance or subscription
            of common stock                                           $35,868
          Interest expense recorded upon the issuance of
            subscription of common stock                              $36,878
          Change in operating assets and liabilities
               Accounts receivable                                  ($139,880)
               Inventories                                            $12,763
               Prepaid expenses                                         ($600)
               Accounts payable                                       $68,580
               Accrued payroll and payroll taxes                     ($58,754)
               Accrued interest                                        $5,678
               Accrued expenses                                     ($146,252)
                                                                  ____________
Net cash used in operating activities                               ($466,173)
                                                                  ____________

Cash flow from investing activities:
     Cash paid for property and equipment additions                  ($33,425)
     Increase in capital leased equipment                            ($13,000)
     Increase in notes receivable from officers and stockholders     ($75,000)
     Increase in notes receivable from employees                     ($25,000)
     Increase in notes receivable from others                       ($189,003)
     Increase in other receivable                                     ($5,816)
     Net proceeds from sale of investments in fixed maturities       $352,203
                                                                  ____________
Net cash provided by (used in) investing activities                   $10,959
                                                                  ____________

Cash flow from financing activities:
     Proceeds from the issuance of notes payable to stockholders     $235,875
     Payments on notes payable to stockholders                      ($170,500)
     Advances on portfolio line of credit                            $216,259
     Payments on capital lease obligations                           ($10,478)
     Proceeds from sale of common stock and stock subscribed          $79,000
                                                                  ____________
Net cash provided by financing activities                            $350,156
                                                                  ____________

Net (decrease) increase in cash                                     ($105,058)
Cash and cash equivalents beginning of year                          $126,520
                                                                  ____________

Cash and cash equivalents end of period                               $21,462
                                                                  ____________
                                                                  ____________



                   ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                   DISCLOSURES FOR STATEMENT OF CASH FLOWS
                                 March 31, 1997



            Supplemental disclosure of cash flow information:
                 Interest expense totaling $56,229 recorded during the three months ended March 31, 1997 was comprised of cash payments in the amount of $12,437, which includes $8,263 of cash payments on notes payable.



                 Cash paid during the three months ended March 31, 1997 for income taxes was $1,600




            Supplemental disclosure of noncash financing:
                 The company repaid $328,350 of notes payable through the issuance or subscription of 656,700 shares of common stock during the three months ended March 31, 1997.