Form 10QSB
period 1997-06-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1997-08-14
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                 For Quarter Ended June 30, 1997

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

As of March 31, 1997, 14,046,420 shares of Common Stock; 12,530,979 Class A and 12,530,979 Class B common stock purchase warrants were outstanding.

Transitional Small Business Disclosure Format: Yes        No    X



Item 1.   Financial Statements.

     See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Since inception in 1989, the Registrant has relied principally on the proceeds from one public and several private offerings of its securities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. From inception in March, 1989 to June 30, 1997, a total of $10,500,779 (net) has been received from these financing activities. At June 30, 1995, the Registrant had cash and cash equivalents totaling $57,980 available to cover recurring operating deficits and research and development expenses.

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

     Other than continuing development expenses related to new products, estimated to be 3% of the Registrant's net revenues on an annual basis, commitments under facilities' leases totaling $185,200 through August, 1999, the Registrant has no other known commitments for its capital resources as of June 30, 1996. Management believes that cash available from ongoing operations and, if necessary, from additional financing, will cover these commitments.

     The Registrant's total assets increased from $520,604 at June 30, 1996 and decreased from $1,913,750 at December 31, 1996 to $1,578,387 at June 30, 1997. The increase of $1,057,783 (203.2%) was primarily due to an increase in notes and bonds purchased with cash from equity offerings. The decrease of $335,363 (-17.52%) was primarily due to liquidation of notes and bonds.

     The Registrant's total liabilities increased from $1,846,430 at June 30, 1996 and $2,171,377 at December 31, 1996 and decreased to $1,894,394.20 at
June 30, 1997. The increase of $47,964 (2.6%) was primarily due to an increase in notes payable to stockholders. The decrease of $276,983 (-12.8%) was primarily due to a decrease in notes payable to stockholders. These respective increases were due primarily to (I) increased accrued expenses net of decreased accounts payable, and, increased notes payable to securities holders; and, (ii) increased accrued expenses, accounts payable, and notes payable.

     The Registrant's accrued expenses decreased from $522,594 at June 30, 1996 and $39,289 at December 31, 1996 to $7,111 at June 30, 1997, total decreases of $515,483 (-98.6%) and $32,178 (-81.9%), respectively.  These respective increases were due primarily to (I) the accrual of certain services provided to the Registrant during the period which were converted to common stock or common stock subscribed as of December 31, 1997; and, (ii) the accrual of services that were converted to stock as noted above.

     The Registrant's notes payable increased from $1,157,818 at June 30, 1996 and $1,872,185 at December 31, 1996 and decreased to $1,249,359 at June 30, 1997, total increase of $91,541 (7.91%) and decrease of $622,826 (-33.27%), respectively. The increase was attributable to net amounts of convertible promissory notes issued versus the conversion of outstanding promissory notes to common stock or common stock subscribed. The decrease was primarily due to the conversion of the convertible notes to shares of common stock.

     The Registrant's accounts payable increased from $34,480 at June 30, 1996 and increased from $74,869 at December 31, 1996 to $277,849 at June 30, 1997, a total decrease and increase, respectively, of $243,369 (705.8%) and $202,980 (271.11%). The increase was primarily due to the accrual of operating expenses for the current period, increased inventory purchases and the accrual of payment of several convertible promissory notes.

     The Registrant's accumulated deficit increased from $7,966,225 at June 30, 1996 and $8,506,454 at December 31, 1996 to $9,563,445 at June 30, 1997,
(20.1%) and (12.4%), respectively, as a result of increased net losses from operations.

     Since inception, the Registrant has experienced significant losses from operations in each successive period. For the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, net loss from operations increased $180,137 (31.1%) to $759,916 from $579,779; gross sales of products increased $647,026 (935.6%) to $716,186 from $69,160; cost of product sales increased $272,913 (573%) to $320,539 from $47,626; selling, general and administrative expenses increased $518,914 (93.2%) to $1,075,750 from $556,836; and, interest expense increased $43,400 (97.6%) to $87,877 from $44,477. The Registrant achieved a gross profit percentage of approximately 55.2% for the six month period ended June 30, 1997 as compared to 31.1% for the six month period ended June 30, 1996 and 23.5% for the year ended December 31, 1996.

     Management expects to be able to maintain or improve gross profit margins into the future. Currently, the Registrant sells most of its products by the gallon in various sized containers and prices its products based on container size. The Registrant has experienced no price pressure and structures its prices to be competitive with other products sold in similar markets.

     Since inception, the Registrant has primarily used equity financing transactions and borrowings convertible to equity securities to improve its liquidity while operations have been unable, until at least early 1996, to generate adequate working capital. Net cash used in operating activities for the six months ended June 30, 1997 was 1,933,169.

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

Date: August 13, 1997          ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.



                              By /s/ J.W. Rutherford
                                J.W. Rutherford, President


                    ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
               For the Six Months Ended June 30, 1997 and 1996



                                                     1997            1996

Revenues
     Net Sales                                  $     716,186   $      69,160
                                                _____________   ______________


Costs and expenses
     Cost of product sales                            320,539          47,626
     Selling, general and administrative            1,075,750         556,836
                                                _____________   ______________
          Total costs and expenses                  1,396,288         604,462


Other Income/Expense
     Interest income                                    8,063               -
     Interest expense                                  87,877          44,477
                                                _____________   ______________


     Loss before provision for income taxes          (759,916)       (579,779)


     Provision for income taxes                         1,600
                                                _____________


          Net loss                              $    (761,516)  $    (579,779)
                                                _____________   ______________
                                                _____________   ______________




                   ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                               BALANCE SHEETS



                                            June 30, 1997   June 30, 1996
ASSETS
Current Assets
     Cash                                   $      57,980   $         216,765
     Accounts Receivable (Net)                    389,657              39,394
     Inventories                                  362,972             209,481
     Prepaid expenses and other current
       assets                                     369,070                   -
                                            _____________   _________________
          Total Current Assets                  1,179,678             465,640

Property and Equipment
     Property and equipment, at cost              382,516             237,004
     Less accumulated depreciation                240,236             182,890
                                            _____________   _________________
          Total Property and Equipment            142,280              54,114

Other Assets
     Capital Lease - Equipment                     67,923
     Refundable Deposits                            2,850
     Investment-Real Estate                       185,656                 850
                                            _____________   _________________
          Total Other Assets                      256,429
______________________________________________________________________________
            Total Assets                    $   1,578,387   $         520,604
______________________________________________________________________________
______________________________________________________________________________


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable                       $     277,849   $          34,480
     Notes payable to stockholders (Note 1)     1,249,359           1,157,818
     Note payable                                       -                   -
     Accrued interest                              65,197             103,583
     Accrued payroll taxes                         32,363              27,955
     Accrued expenses                               7,111             522,594
                                            _____________   _________________
          Total Current Liabilities             1,631,879           1,846,430

Long Term Liabilities
     Capital Lease Payable                      56,265.35                   -
     Other Long Term Liabilities               206,250.00                 -
                                            _____________   _________________
          Total Long Term Liabilities          262,515.35                 -
______________________________________________________________________________

            Total Liabilities                1,894,394.20        1,846,430.00
______________________________________________________________________________



                   ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                               BALANCE SHEETS


                                            June 30, 1997   June 30, 1996


Stockholders' Deficit
     Preferred stock, $.0001 par value,
       10,000,000 shares authorized, no
       shares issued and outstanding                   -                    -
     Common stock, $.0001 par value,
       500,000,000 shares authorized,
       13,348,764 and 9,354,091 shares
       issued and outstanding at
       June 30, 1997 and June 30, 1996,
       respectively                                1,324                  935
     Common stock subscribed,  $.0001 par
       value, 5000 shares to be issued at
       June 30, 1997                                   1
     Additional paid in capital                9,250,096            6,639,464
     Unrealized holding (Gain)/Loss on
       investments                                 (3,983)
     Accumulated deficit                       (8,801,929)
     Net Income (Loss)                           (761,516)         (7,966,225)
                                            _____________   _________________
          Total Stockholders' deficit            (316,007)         (1,325,826)
______________________________________________________________________________
            Total Liabilities and Capital   $   1,578,387   $         520,604
______________________________________________________________________________
______________________________________________________________________________




Note 1 - Notes payable to stockholders
     Notes payable to stockholders at June 30, 1997 of $1,249,359 are convertible to units of common stock at the option of the note holders over various dates through a six month period ending December 31, 1997. History shows 95% of all note holders convert to shares of company stock.



                    Unaudited - For Management Purposes Only



                     ULTRA SHIELD PRODUCT INTERNATIONAL, INC.
                       STATEMENT  OF STOCKHOLDERS' DEFICIT
                  For the Six Months Ended June 30, 1997



                                                            Common
                                Common  Stock         Stock  Subscribed
                            Shares      Amount      Shares         Amount



Balance at
  January 1, 1997         11,023,891       1,102           -      $       -

Shares issued or
  subscribed for cash        768,200          77                           -

Shares issued for payment
  on notes payable         1,115,800         112           -               -

Shares issued or subscribed
  in lieu of interest         53,155           5           -               -

Shares issued for services   285,718          29           -               -

Net loss
                          ____________________________________________________
Balance at
  March 31, 1997          13,246,764   $   1,325           -      $       -
                          __________   _________   _________      _________
                          __________   _________   _________      _________



                                       Unrealized
                                       Holding Gain               Total
                          Paid - in    (Loss) on   Accumulated   Stockholders'
                          Capital      Investments  (Deficit)      (Deficit)



Balance at
  January 1, 1997         $ 8,184,987  $   (3,983) $(8,801,929)      (619,823)

Shares issued or
  subscribed for cash         367,793                                 367,870

Shares issued for payment
  on notes payable            528,281           -            -        528,393

Shares issued or subscribed
  in lieu of interest          26,200           -            -         26,205

Shares issued for services    142,835           -            -        142,864

Net loss                                              (761,516)      (761,516)
                          ____________________________________________________
Balance at
  March 31, 1997          $ 9,250,096  $   (3,983) $(9,563,445)   $  (316,007)
                          ___________  ___________ ____________   ____________
                          ___________  ___________ ____________   ____________



                  Ultra Shield Products International, Inc.
                           Statement of Cash Flows
                  For The Six Months Ended June 30, 1997



Cash Flows from operating activities
     Net Loss                                                     (761,516.45)
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Accumulated Depreciation                                  27,800.00
          Allowance for Bad Debts                                    5,325.00
            Accounts Receivable                                   (499,002.84)
            Notes Receivable-Officers                               38,614.03
            Employee Advances                                       (3,599.65)
            Notes Receivable-Others                               (198,617.00)
            Officers Advances                                         (517.00)
            Commission Advances                                       (500.00)
            Inventories                                            (60,778.05)
            Prepaid Expenses                                         7,616.34
            Accounts Payable                                       202,979.49
            Accrued Interest                                        14,470.45
            Accrued payroll and payroll taxes                      (61,762.93)
            Accrued Expenses                                       (23,364.30)
            Sales Tax Payable                                        4,387.12
            Notes Payable-Jamgotchian                             (125,000.00)
            Officers Credit Line                                    (1,878.83)
            Notes Payable-Conv. to Stock                          (497,825.00)
                                                                ______________
            Total Adjustments                                   (1,171,653.17)

            __________________________________________________________________
            Net Cash provided by Operations                     (1,933,169.62)
            __________________________________________________________________

Cash Flows from investing activities used for
            Furniture and Fixtures                                  (4,504.15)
            Machinery and Equipment                                (23,310.02)
            Computer Equipment                                      (5,420.77)
            Trade Show Equipment                                    (3,369.35)
            Leasehold Improvements                                  (4,124.89)
            Capital Lease Equipment                                (14,707.50)
            Property and Equipment (Net)                            (9,435.00)
            __________________________________________________________________
            Net cash used in investing                             (64,871.68)
            __________________________________________________________________

Cash Flows from financing activities, Proceeds From:
            Capital Lease Payable                                   17,607.75
            Total Long Term Liabilities                            206,250.00
            Common Stock                                               221.83



                  Ultra Shield Products International, Inc.
                           Statement of Cash Flows
                  For The Six Months Ended June 30, 1997
            Stock Subscribed                                            10.15
            Additional Paid In Capital                           1,065,246.12
            Unrealized Holding (Gain)/Loss, Used For                 2,203.50
            Capital Lease Payable                                  (12,845.15)
            Stock Subscribed                                           (10.00)
            Additional Paid In Capital                                (136.78)
            Unrealized Holding (Gain)/Loss                          (2,203.50)
            __________________________________________________________________
            Net cash used in financing                           1,276,343.92
            __________________________________________________________________

______________________________________________________________________________
            Net increase (decrease) in cash                       (721,697.38)
______________________________________________________________________________
______________________________________________________________________________

            Summary
            Cash Balance at End of Period                           57,979.63
            Cash Balance at Beginning of Period                   (776,426.57)

            Net Increase-Decrease in Cash                         (718,446.94)