Form 10QSB
period 1997-09-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1997-11-14
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                 For Quarter Ended September 30, 1997

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

As of September 30, 1997, 17,635,927 shares of Common Stock; 16,120,486 Class A and 16,120,486 Class B common stock purchase warrants were outstanding.

Transitional Small Business Disclosure Format: Yes        No    X



Item 1.   Financial Statements.

     See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Since inception in 1989, the Registrant has relied principally on the proceeds from one public offering and several private offerings of its securities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. From inception in March, 1989 to September 30, 1997, a total of $11,928,421 (net) has been received from these financial activities. At September 30, 1997, the Registrant had cash and cash equivalents totaling $32,376 available to cover recurring operating deficits and research and development expenses.

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

     The Registrant's long term viability is dependent upon improving liquidity through increased product sales. In the interim, Management believes that the current cash in its account and cash from ongoing operations should be adequate to meet its research and development, marketing, administrative expenses and cash commitments through fiscal 1997 or until the Registrant reaches consistent profitability from ongoing internal operations if that is later. The Registrant may continue to offer its securities on a public or private basis as a means of supplementing its liquidity from ongoing operations.

     Other than continuing development expenses related to new products, estimated to be 3% of the Registrant's net revenues on an annual basis, commitments under facilities' leases totaling $134,132 through August, 1999, the Registrant has no other known commitments for its capital resources as of September 30, 1997. Management believes that cash available from ongoing operations and, if necessary, from additional financing, will cover these commitments.

     The Registrant's total assets increased from $1,159,393 at September 30, 1996 and $1,544,435 at December 31, 1996 to $3,161,709 at September 30, 1997,
increases of $2,002,316 (173%) and $1,617,274 (105%), respectively, primarily due to increases in prepaid expenses and accounts receivables.

     The Registrant's total liabilities decreased from $2,373,531 at September 30, 1996 and $2,171,376 at December 31, 1996 to $1,836,137 at
September 30, 1997, decreases of $537,394 and $335,239, respectively, primarily due to decreases in notes payable to stockholders.

     The Registrant's accrued expenses decreased from $455,669 at September 30, 1996 and $152,420 at December 31, 1996 to $6,500 at September 30, 1997,
decreases of $449,169 and $145,920, respectively, primarily due to the payment of expenses with cash or stock.

     The Registrant's notes payable decreased from $1,706,718 at September 30, 1996 and $1,747,184 at December 31, 1996 to $922,359 at September 30,
1997, decreases of $784,359 and $824,825, respectively, due primarily to net amounts of convertible promissory notes paid versus the conversion of outstanding promissory notes to common stock subscribed.

     The Registrant's accounts payable increased from $82,026 at September
30, 1996 and $74,869 at December 31, 1996 to $750,550 at September 30, 1997,
increases of $675,681 and $668,524, respectively, primarily due to the accrual of operating expenses for the current period and increased inventory purchases.

     The Registrant's accumulated deficit increased from $8,354,196 at September 30, 1996 and $8,809,047 at December 31, 1996 to $9,677,327,
increases of 9.9% and 15.8% respectively,    primarily due to increased net
losses from operations.

     Since inception, the Registrant has experienced significant losses from operations in each successive period. For the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, net loss from operations decreased $219,668 (21%) to $848,082 from $1,067,750; gross sales of products increased $1,458,013 (1,275%) to $1,461,797 from $114,398; cost of product sales increased $598,189 (927%) to $662,704 from $64,515; selling, general and administrative expenses increased $722,736 (70%) to $1,757,789 from $1,035,053; and, interest expense increased $37,005 (45%) to $119,585 from $82,580. The Registrant achieved a gross profit percentage of approximately 58% for the nine month period ended September 30, 1997 as compared to 46% for the nine month period ended September 30, 1996 and 23% for the year ended December 31, 1996.

     Management expects to be able to maintain or improve gross profit margins into the future. Currently, the Registrant sells most of its products by the gallon in various sized containers and prices its products based on container size. The Registrant has experienced no price pressure and structures its prices to be competitive with other products sold in similar markets.

     Since inception, the Registrant has primarily used equity financing transactions and borrowing convertible to equity securities to improve it liquidity while operations have been unable, until at least early 1998, to generate adequate working capital. Net cash used in operating activities for the nine months ended September 30, 1997 was $3,472,713.

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


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     During the period covered by this Report, the three months ended September 30, 1997, there were no material developments relating to the Registrant's legal proceedings as described in its June 30, 1997 Form 10-QSB.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     Effective July 31, 1997, Messrs. Brent Humphries and Eric Ward were elected to the Registrant's Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K.

     None.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1997      ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.



                              By /s/ J.W. Rutherford
                                J.W. Rutherford, President



                       ULTRA SHIELD PRODUCTS INT'L, INC.
                                BALANCE SHEET
                             SEPTEMBER 30, 1997

                                  ASSETS

CURRENT ASSETS
CASH ON HAND AND IN BANKS            $         <15.00>
CASH-CALIF STATE BANK-#001                  16,434.95
PETTY CASH                                     750.00
CASH-UPLAND BANK                            12,117.80
CASH-SMITH BARNEY MONEY MKT                    588.52
UPLAND BANK-CERT. OF DEPOSIT                 2,500.00
ACCOUNTS RECEIVABLE                      1,255,653.95
ALLOWANCE FOR BAD DEBTS                   <139,949.37>
ACCRUED INTEREST RECEIVABLE                  2,949.37
NOTES RECEIVABLE-OFFICERS                   75,000.00
NOTES RECEIVABLE-EMPLOYEES                  25,000.00
EMPLOYEE ADVANCES                            5,143.31
NOTES RECEIVABLE-OTHERS                    215,617.00
OFFICERS ADVANCES                              517.00
COMMISSSION ADVANCES                           500.00
INVENTORY-FINISHED GOODS                   <75,552.62>
INVENTORY-PRODUCT                           26,221.10
INVENTORY-BOTTLES                           25,118.38
INVENTORY-CAPS                               3,670.00
INVENTORY-SPRAYERS                          41,748.25
INVENTORY-LABELS                           110,860.65
INVENTORY-DISPLAYS                          43,150.00
INVENTORY-MISC.                             41,230.43
INVENTORY-TRAINING TAPES                    15,096.12
INVENTORY-BLEND CTR COMPONETS               63,813.84
INVENTORY-RESERVE                          <62,740.00>
PREPAID EXPENSES                         1,022,707.77
PREPAID-                                    19,213.90
MISC. & A/R OVERPMTS PAYABLES                  <72.17>
                                     -----------------

TOTAL CURRENT ASSETS                                         2,747,273.18

PROPERTY AND EQUIPMENT
LONG TERM RECEIVABLES                           72.17
FURNITURE AND FIXTURES                      82,731.93
MACHINERY AND EQUIPMENT                    157,172.55
COMPUTER EQUIPMENT                          64,141.93
TRADE SHOW EQUIPMENT                        21,369.35
LEASEHOLD IMPROVEMENTS                      49,135.89
ACCUMULATED DEPRECIATION                  <254,136.00>
PROPERTY AND EQUIPMENT (NET)                29,439.24
                                     -----------------

TOTAL PROPERTY AND EQUIPMENT                                   149,927.06

OTHER ASSETS
CAPITAL LEASE EQUIPMENT                     67,923.00
REFUNDABLE DEPOSITS                          2,850.00
INVESTMENT-REAL ESTATE                     187,762.31
EXECUTIVE INSURANCE VALUE                    5,974.18
                                     -----------------

TOTAL OTHER ASSETS                                             264,509.49
                                                         -----------------

TOTAL ASSETS                                            $    3,161,709.73
                                                         =================



                           LIABILITIES AND CAPITAL

CURRENT LIABILITIES
ACCOUNTS PAYABLE                     $     750,550.36
ACCRUED INTEREST                            74,265.59
FEDERAL INC TAX WITHHELD                     1,888.59
FICA WITHHELD                                1,093.93
FICA-EMPLOYER                                4,108.10
STATE INC TAX WITHHELD                         433.33
SDI WITHHELD                                   101.39
FUTA PAYABLE                                 1,848.18
SUI PAYABLE                                 11,020.50
SALES TAX PAYABLE                           12,332.58
EMPLOYEE CREDIT UNION                          665.05
OFFICERS CREDIT LINE                        <1,878.83>
NOTES PAYABLE-CONV. TO STOCK               922,359.00
UNEARNED DEPOSITS                            6,500.00
SUSPENSE                                       300.00
                                     -----------------

TOTAL CURRENT LIABILITIES                                    1,785,587.77

LONG-TERM LIABILITIES
CAPITAL LEASE PAYABLE                       50,549.45
                                     -----------------

TOTAL LONG-TERM LIABILITIES                                     50,549.45
                                                         -----------------

TOTAL LIABILITIES                                            1,836,137.22

CAPITAL
COMMON STOCK                                 1,393.56
STOCK SUBSCRIBED                                 0.20
ADDITIONAL PAID IN CAPITAL              11,005,488.69
UNREALIZED HOLDING (GAIN)/LOSS              <3,982.58>
RETAINED EARNINGS (DEFICIT)             <8,829,245.15>
NET INCOME                                <848,082.21>
                                     -----------------

TOTAL CAPITAL                                                1,325,572.51
                                                         -----------------

TOTAL LIABILITIES & CAPITAL                             $    3,161,709.73
                                                         =================

                    UNAUDITED - FOR MANAGEMENT PURPOSES ONLY



                        ULTRA SHIELD PRODUCTS INT'L, INC.
                                 INCOME STATEMENT
                  FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997

                             CURRENT MONTH               YEAR TO DATE
REVENUES
REVENUE-PRODUCT SALES        750,290.28     99.63        1,461,796.94   92.97
SPEED TRUCK RENTAL             3,000.00      0.40            3,000.00    0.19
SALES RETURNS & ALLOWANCES      <262.19>    <0.03>          <1,495.11>  <0.10>
INTEREST INCOME                   12.21      0.00           14,102.34    0.90
OTHER INCOME                       0.00      0.00           95,007.00    6.04
                           ---------------             ---------------

TOTAL REVENUES               753,040.30    100.00        1,572,411.17  100.00
                           ---------------             ---------------


COST OF SALES
PURCHASES                    299,117.60     39.72          597,147.01   37.98
FINISHED GOODS                     1.61      0.00            3,543.69    0.23
CHEMICALS                        346.50      0.05              302.80    0.02
DEIONIZED WATER                    0.00      0.00              168.00    0.01
TEST PAPERS & INSTRUCTIONS         0.00      0.00              123.38    0.01
SALARIES-WAREHOUSE             2,398.52      0.32           31,531.06    2.01
SHOP OUTSIDE LABOR                 0.00      0.00               81.96    0.01
COMMISSIONS                        0.00      0.00            3,228.27    0.21
SMALL TOOLS & SUPPLIES         1,420.31      0.19            5,991.38    0.38
PACKAGING                          0.00      0.00          <10,487.50>  <0.67>
FREIGHT-IN                         0.00      0.00               40.88    0.00
FREIGHT-OUT                    3,267.63      0.43           31,033.34    1.97
                           -------------               ---------------

TOTAL COST OF SALES          306,552.17     40.71          662,704.27   42.15
                           -------------               ---------------

GROSS PROFIT                 446,488.13     59.29          909,706.90   57.85
                           -------------               ---------------

EXPENSES
ADVERTISING & PROMOTION       79,630.60     10.57          498,938.67   31.73
BLEND CENTERS EXPENSE            622.39      0.08            1,964.73    0.12
PRODUCT SAMPLES                4,852.30      0.64            4,852.30    0.31
SALARIES-SALES                 8,999.88      1.20          108,681.04    6.91
PAYROLL TAX EXPENSE              587.90      0.08            3,407.39    0.22
TRADE SHOW EXPENSE             1,467.50      0.19           12,586.87    0.80
RACING SPONSORSHIPS              500.00      0.07            3,239.53    0.21
TOTAL MARKETING EXPENSE          628.00      0.08              628.00    0.04
BAD DEBT EXPENSE                   0.00      0.00            5,325.00    0.34
BANK CHARGES AND FEES             16.95      0.00              545.68    0.03
OUTSIDE REFERRALS AND FEES         6.72      0.00                6.72    0.00
DEPRECIATION EXPENSE          13,900.00      1.85           41,700.00    2.65
DONATIONS                        200.00      0.03              200.00    0.01
DUES & SUBSCRIPTIONS            <102.00>    <0.01>           4,177.70    0.27
EMPLOYEE BENEFITS                 30.00      0.00            4,142.44    0.26
EMPLOYEE TRAINING                  0.00      0.00              158.00    0.01
EQUIPMENT LEASING                  0.00      0.00              937.09    0.06
INSURANCE-GENERAL LIABILITY    1,561.10      0.21           15,828.32    1.01
INSURANCE-HEALTH                 127.24      0.02              <34.41>   0.00
INSURANCE-WORKER'S COMP            0.00      0.00            3,913.00    0.25
INSURANCE-SUNSET LIFE          1,100.00      0.15            4,929.42    0.31
INSURANCE-AUTO                 3,292.78      0.44           10,235.14    0.65
MISC. OPERATING EXPENSES      16,281.49      2.16           43,229.56    2.75
OFFICE EXPENSE                   510.96      0.07           13,835.14    0.88
PAYROLL TAX EXPENSE            2,205.88      0.29           28,668.39    1.82
POSTAGE AND DELIVERY             600.00      0.08            9,420.70    0.60
PRINTING                         165.30      0.02           13,207.20    0.84
PROFESSIONAL-ACCOUNTING       38,319.86      5.09          102,900.44    6.54
PROFESSIONAL-COMPUTER CONSULT    396.90      0.05            2,862.66    0.18
PROFESSIONAL-LEGAL            10,324.35      1.37           73,800.13    4.69
PROFESSIONAL-OTHER
  CONSULTING                 100,000.00     13.28           99,037.50    6.30
PROFESSIONAL-STOCK SERVICES    6,212.70      0.83           48,237.27    3.07
RENT EXPENSE                       0.00      0.00           50,299.83    3.20
REPAIRS & MAINT-BUILDING          40.00      0.01            1,910.49    0.12
REPAIRS & MAINT-EQUIPMENT      3,118.32      0.41           16,504.87    1.05
SALARIES-ADMINISTRATIVE       11,576.04      1.54          153,676.77    9.77
SALARIES-OFFICERS              5,938.06      0.79          100,073.89    6.36
TAXES-PERSONAL PROPERTY          224.52      0.03              224.52    0.01
TELEPHONE-COMMUNICATIONS         987.71      0.13            4,614.86    0.29
TELEPHONE-GTE LEASING            908.43      0.12            8,657.29    0.55
TELEPHONE-CELLULAR                 0.17      0.00            6,282.53    0.40
TELEPHONE-WCT LONG DISTANCE       26.52      0.00            5,445.32    0.35
AUTO EXPENSE (PREV. TRVL/AUTO) 4,624.74      0.61           27,576.78    1.75
TRAVEL EXPENSE & ADVANCES      4,872.88      0.65           34,210.64    2.18
TRUCK AND AUTO LEASING           963.14      0.13           15,712.76    1.00
UTILITIES                      1,680.15      0.22           13,540.53    0.86
INTEREST EXPENSE              30,047.31      3.99          119,585.09    7.61
PENALTIES                      5,230.72      0.69           11,870.27    0.75
REALIZED LOSS ON INVESTMENTS       0.00      0.00            2,203.50    0.14
SERVICES FOR NOTES/STOCK         569.25      0.08           22,237.55    1.41
PROVISION-FRANCHISE TAX            0.00      0.00            1,600.00    0.10
                           -------------               ---------------

TOTAL EXPENSES               363,246.76     48.24        1,757,789.11  111.79
                           -------------               ---------------

NET INCOME              $     83,241.37     11.05   $     <848,082.21> <53.94>
                           =============               ===============

                         FOR MANAGEMENT PURPOSES ONLY



                      ULTRA SHIELD PRODUCTS INT'L, INC.
                               INCOME STATEMENT
                FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997

                                CURRENT MONTH       CURRENT MONTH
                                  THIS YEAR           LAST YEAR

REVENUES
REVENUE-PRODUCT SALES             750,290.28          114,641.53
REVENUE-OTHER SALES                     0.00              243.55
SPEED TRUCK RENTAL                  3,000.00                0.00
SALES RETURNS & ALLOWANCES           <262.19>               0.00
INTEREST INCOME                        12.21            5,720.87
OTHER INCOME                            0.00                0.00
                              ---------------     ---------------

TOTAL REVENUES                    753,040.30          120,605.95
                              ---------------     ---------------

COST OF SALES
PURCHASES                         299,117.60                0.00
FINISHED GOODS                          1.61                0.00
CHEMICALS                             346.50           36,774.99
CONTAINERS                              0.00            1,557.52
DEIONIZED WATER                         0.00              565.00
TEST PAPERS & INSTRUCTIONS              0.00            1,417.98
SALARIES-WAREHOUSE                  2,398.52                0.00
SHOP OUTSIDE LABOR                      0.00                0.00
COMMISSIONS                             0.00            6,766.83
SMALL TOOLS & SUPPLIES              1,420.31              910.85
PACKAGING                               0.00            1,797.75
FREIGHT-IN                              0.00            6,435.06
FREIGHT-OUT                         3,267.63            8,532.88
PURCHASE DISCOUNTS                      0.00              243.55
                              ---------------     ---------------

TOTAL COST OF SALES               306,552.17           65,002.41
                              ---------------     ---------------

GROSS PROFIT                      446,488.13           55,603.54
                              ---------------     ---------------


EXPENSES
ADVERTISING & PROMOTION            79,630.60           57,124.91
BLEND CENTERS EXPENSE                 622.39           30,223.26
PRODUCT SAMPLES                     4,852.30           16,126.04
SALARIES-SALES                      8,999.88                0.00
PAYROLL TAX EXPENSE                   587.90                0.00
TRADE SHOW EXPENSE                  1,467.50           67,451.17
RACING SPONSORSHIPS                   500.00           73,092.32
TOTAL MARKETING EXPENSE               628.00                0.00
BAD DEBT EXPENSE                        0.00            3,983.47
BANK CHARGES AND FEES                  16.95            1,114.01
OUTSIDE REFERRALS AND FEES              6.72            5,663.00
DEPRECIATION EXPENSE               13,900.00           24,843.00
DONATIONS                             200.00                0.00
DUES & SUBSCRIPTIONS                 <102.00>           2,637.45
EMPLOYEE BENEFITS                      30.00            1,682.64
EMPLOYEE TRAINING                       0.00                0.00
EQUIPMENT LEASING                       0.00           12,974.51
INSURANCE-GENERAL LIABILITY         1,561.10           16,142.13
INSURANCE-HEALTH                      127.24            5,115.96
INSURANCE-WORKER'S COMP                 0.00            4,020.00
INSURANCE-CALMAR                        0.00            1,205.00
INSURANCE-SUNSET LIFE               1,100.00                0.00
INSURANCE-AUTO                      3,292.78                0.00
MISC. OPERATING EXPENSES           16,281.49           <1,217.99>
OFFICE EXPENSE                        510.96           32,543.93
PAYROLL TAX EXPENSE                 2,205.88           17,320.94
POSTAGE AND DELIVERY                  600.00            4,091.68
PRINTING                              165.30              422.43
PROFESSIONAL-ACCOUNTING            38,319.86           57,756.00
PROFESSIONAL-COMPUTER CONSULT         396.90                0.00
PROFESSIONAL-LEGAL                 10,324.35          119,904.33
PROFESSIONAL-OTHER CONSULTING     100,000.00            4,055.75
PROFESSIONAL-STOCK SERVICES         6,212.70            5,761.98
PROMOTION & ENTERTAINMENT               0.00           18,456.48
RENT EXPENSE                            0.00           38,642.87
REPAIRS & MAINT-BUILDING               40.00              628.57
REPAIRS & MAINT-EQUIPMENT           3,118.32           19,036.93
SALARIES-ADMINISTRATIVE            11,576.04          147,481.49
SALARIES-OFFICERS                   5,938.06          152,517.66
TAXES, LICENSES & PERMITS               0.00              851.00
TAXES-PERSONAL PROPERTY               224.52                0.00
TELEPHONE-COMMUNICATIONS              987.71              564.42
TELEPHONE-GTE LEASING                 908.43            4,594.95
TELEPHONE-CELLULAR                      0.17            7,889.27
TELEPHONE-WCT LONG DISTANCE            26.52            5,885.16
AUTO EXPENSE (PREV. TRVL/AUTO)      4,624.74           28,084.02
TRAVEL EXPENSE & ADVANCES           4,872.88                0.00
TRUCK AND AUTO LEASING                963.14           15,236.08
UNIFORMS                                0.00              143.31
UTILITIES                           1,680.15           10,070.53
INTEREST EXPENSE                   30,047.31           82,579.79
PENALTIES                           5,230.72              997.41
REALIZED LOSS ON INVESTMENTS            0.00                0.00
DESIGN EXPENSE                          0.00              455.87
SERVICES FOR NOTES/STOCK              569.25           25,200.00
PROVISION-FRANCHISE TAX                 0.00                0.00
                              ---------------     ---------------

TOTAL EXPENSES                    363,246.76        1,123,353.73
                              ---------------     ---------------

NET INCOME                   $     83,241.37   $   <1,067,750.19>
                              ===============     ===============

                        FOR MANAGEMENT PURPOSES ONLY



                      ULTRA SHIELD PRODUCTS INT'L, INC.
                               INCOME STATEMENT
                FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997 (CONT'D.)

                               YEAR TO DATE          YEAR TO DATE
                                 THIS YEAR             LAST YEAR

REVENUES
REVENUE-PRODUCT SALES           1,461,796.94          114,641.53
REVENUE-OTHER SALES                     0.00              243.55
SPEED TRUCK RENTAL                  3,000.00                0.00
SALES RETURNS & ALLOWANCES         <1,495.11>               0.00
INTEREST INCOME                    14,102.34            5,720.87
OTHER INCOME                       95,007.00                0.00
                              ---------------     ---------------

TOTAL REVENUES                  1,572,411.17          120,605.95
                              ---------------     ---------------


COST OF SALES
PURCHASES                         597,147.01                0.00
FINISHED GOODS                      3,543.69                0.00
CHEMICALS                             302.80           36,774.99
CONTAINERS                              0.00            1,557.52
DEIONIZED WATER                       168.00              565.00
TEST PAPERS & INSTRUCTIONS            123.38            1,417.98
SALARIES-WAREHOUSE                 31,531.06                0.00
SHOP OUTSIDE LABOR                     81.96                0.00
COMMISSIONS                         3,228.27            6,766.83
SMALL TOOLS & SUPPLIES              5,991.38              910.85
PACKAGING                         <10,487.50>           1,797.75
FREIGHT-IN                             40.88            6,435.06
FREIGHT-OUT                        31,033.34            8,532.88
PURCHASE DISCOUNTS                      0.00              243.55
                              ---------------     ---------------

TOTAL COST OF SALES               662,704.27           65,002.41
                              ---------------     ---------------

GROSS PROFIT                      909,706.90           55,603.54
                              ---------------     ---------------


EXPENSES
ADVERTISING & PROMOTION           498,938.67           57,124.91
BLEND CENTERS EXPENSE               1,964.73           30,223.26
PRODUCT SAMPLES                     4,852.30           16,126.04
SALARIES-SALES                    108,681.04                0.00
PAYROLL TAX EXPENSE                 3,407.39                0.00
TRADE SHOW EXPENSE                 12,586.87           67,451.17
RACING SPONSORSHIPS                 3,239.53           73,092.32
TOTAL MARKETING EXPENSE               628.00                0.00
BAD DEBT EXPENSE                    5,325.00            3,983.47
BANK CHARGES AND FEES                 545.68            1,114.01
OUTSIDE REFERRALS AND FEES              6.72            5,663.00
DEPRECIATION EXPENSE               41,700.00           24,843.00
DONATIONS                             200.00                0.00
DUES & SUBSCRIPTIONS                4,177.70            2,637.45
EMPLOYEE BENEFITS                   4,142.44            1,682.64
EMPLOYEE TRAINING                     158.00                0.00
EQUIPMENT LEASING                     937.09           12,974.51
INSURANCE-GENERAL LIABILITY        15,828.32           16,142.13
INSURANCE-HEALTH                      <34.41>           5,115.96
INSURANCE-WORKER'S COMP             3,913.00            4,020.00
INSURANCE-CALMAR                        0.00            1,205.00
INSURANCE-SUNSET LIFE               4,929.42                0.00
INSURANCE-AUTO                     10,235.14                0.00
MISC. OPERATING EXPENSES           43,229.56           <1,217.99>
OFFICE EXPENSE                     13,835.14           32,543.93
PAYROLL TAX EXPENSE                28,668.39           17,320.94
POSTAGE AND DELIVERY                9,420.70            4,091.68
PROFESSIONAL-ACCOUNTING           102,900.44           57,756.00
PROFESSIONAL-COMPUTER CONSULT       2,862.66                0.00
PROFESSIONAL-LEGAL                 73,800.13          119,904.33
PROFESSIONAL-OTHER CONSULTING      99,037.50            4,055.75
PROFESSIONAL-STOCK SERVICES        48,237.27            5,761.98
PROMOTION & ENTERTAINMENT               0.00           18,456.48
RENT EXPENSE                       50,299.83           38,642.87
REPAIRS & MAINT-BUILDING            1,910.49              628.57
REPAIRS & MAINT-EQUIPMENT          16,504.87           19,036.93
SALARIES-ADMINISTRATIVE           153,676.77          147,481.49
SALARIES-OFFICERS                 100,073.89          152,517.66
TAXES, LICENSES & PERMITS               0.00              851.00
TAXES-PERSONAL PROPERTY               224.52                0.00
TELEPHONE-COMMUNICATIONS            4,614.86              564.42
TELEPHONE-GTE LEASING               8,657.29            4,594.95
TELEPHONE-CELLULAR                  6,282.53            7,889.27
TELEPHONE-WCT LONG DISTANCE         5,445.32            5,885.16
AUTO EXPENSE (PREV. TRVL/AUTO)     27,576.78           28,084.02
TRAVEL EXPENSE & ADVANCES          34,210.64                0.00
TRUCK AND AUTO LEASING             15,712.76           15,236.08
UNIFORMS                                0.00              143.31
UTILITIES                          13,540.53           10,070.53
INTEREST EXPENSE                  119,585.09           82,579.79
PENALTIES                          11,870.27              997.41
REALIZED LOSS ON INVESTMENTS        2,203.50                0.00
DESIGN EXPENSE                          0.00              455.87
SERVICES FOR NOTES/STOCK           22,237.55           25,200.00
PROVISION-FRANCHISE TAX             1,600.00                0.00
                              --------------      --------------

TOTAL EXPENSES                  1,757,789.11        1,123,353.73
                              --------------      --------------

NET INCOME                $     <848,082.21>  $   <1,067,750.19>
                              ==============      ==============

                         FOR MANAGEMENT PURPOSES ONLY



                       ULTRA SHIELD PRODUCTS INT'L, INC.
                            STATEMENT OF CASH FLOW
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                            CURRENT MONTH         YEAR TO DATE

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                              $       83,241.37   $     <848,082.21>
ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
ACCUMULATED DEPRECIATION                        13,900.00           41,700.00
ACCOUNTS RECEIVABLE                           <703,867.44>      <1,225,050.51>
ALLOWANCE FOR BAD DEBTS                              0.00            5,325.00
NOTES RECEIVABLE-OFFICERS                            0.00           38,614.03
EMPLOYEE ADVANCES                                 <771.69>          <5,143.31>
NOTES RECEIVABLE-OTHERS                              0.00         <198,617.00>
OFFICERS ADVANCES                                    0.00             <517.00>
COMMISSION ADVANCES                                 0.00             <500.00>
INVENTORY-FINISHED GOODS                       309,238.85          184,736.12
INVENTORY-PRODUCT                                  244.35          <26,221.10>
INVENTORY-BOTTLES                                 <552.36>           3,955.50
INVENTORY-CAPS                                       0.00           39,527.00
INVENTORY-SPRAYERS                                  11.75          <38,659.75>
INVENTORY-LABELS                                    43.00          <55,050.65>
INVENTORY-DISPLAYS                                   0.00            3,779.00
INVENTORY-MISC.                                    953.29          <28,879.36>
INVENTORY-TRAINING TAPES                             0.00            5,407.45
INVENTORY-BLEND CTR COMPONETS                  <13,061.25>         <63,813.84>
PREPAID EXPENSES                            <1,000,368.00>        <951,723.81>
PREPAID-                                        <3,085.00>         <19,213.90>
PREPAID-ADVERTISING                            25,953.24                0.00
ACCOUNTS PAYABLE                                93,128.07          675,681.20
ACCRUED INTEREST                                 9,068.40           23,538.85
FEDERAL INC TAX WITHHELD                             0.00          <35,323.41>
FICA WITHHELD                                        0.00          <10,328.83>
FICA-EMPLOYER                                        0.00           <7,314.66>
STATE INC TAX WITHHELD                               0.00          <13,306.57>
SDI WITHHELD                                         0.00             <971.77>
FUTA PAYABLE                                         0.00              824.49
SUI PAYABLE                                          0.00            4,110.60
ACCRUED EXPENSES                                     0.00          <23,364.30>
ACCRUED SALARIES & WAGES                       <11,868.78>         <11,868.78>
SALES TAX PAYABLE                                1,534.70            8,394.71
EMPLOYEE CREDIT UNION                                0.00              547.22
NOTES PAYABLE-JAMGOTCHIAN                            0.00         <125,000.00>
OFFICERS CREDIT LINE                                 0.00           <1,878.83>
NOTES PAYABLE-CONV. TO STOCK                  <324,500.00>        <824,825.00>
UNEARNED DEPOSITS                                6,500.00            6,500.00
SUSPENSE                                           170.03              300.00
                                           ---------------     ---------------

TOTAL ADJUSTMENTS                           <1,597,328.84>      <2,624,631.21>
                                           ---------------     ---------------

NET CASH PROVIDED BY OPERATIONS             <1,514,087.47>      <3,472,713.42>
                                           ---------------     ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
USED FOR
LONG TERM RECEIVABLES                                0.00              <72.17>
FURNITURE AND FIXTURES                               0.00           <4,504.15>
MACHINERY AND EQUIPMENT                           <702.25>         <24,012.27>

COMPUTER EQUIPMENT                              <1,096.90>          <6,517.67>
TRADE SHOW EQUIPMENT                                 0.00           <3,369.35>
LEASEHOLD IMPROVEMENTS                               0.00           <4,124.89>
CAPITAL LEASE EQUIPMENT                              0.00          <14,707.50>
PROPERTY AND EQUIPMENT (NET)                   <20,004.24>         <29,439.24>
INVESTMENT-REAL ESTATE                               0.00           <2,106.46>
EXECUTIVE INSURANCE VALUE                            0.00           <5,974.18>
                                           ---------------     ---------------

NET CASH USED IN INVESTING                     <21,803.39>         <94,827.88>
                                           ---------------     ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
PROCEEDS FROM
CAPITAL LEASE PAYABLE                                0.00            17,607.75
COMMON STOCK                                        69.25               291.08
STOCK SUBSCRIBED                                     0.00                10.15
ADDITIONAL PAID IN CAPITAL                   1,514,426.90         2,840,639.02
UNREALIZED HOLDING (GAIN)/LOSS                       0.00             2,203.50
USED FOR
CAPITAL LEASE PAYABLE                           <1,905.30>         <18,561.05>
STOCK SUBSCRIBED                                     0.00              <10.00>
ADDITIONAL PAID IN CAPITAL                           0.00          <20,136.78>
UNREALIZED HOLDING (GAIN)/LOSS                       0.00           <2,203.50>
                                           ---------------     ---------------

NET CASH USED IN FINANCING                   1,512,590.85         2,819,840.17
                                           ---------------     ---------------

NET INCREASE <DECREASE> IN CASH         $      <23,300.01>  $     <747,701.13>
                                           ===============     ===============




SUMMARY
CASH BALANCE AT END OF PERIOD           $       32,304.10   $        32,304.10
CASH BALANCE AT BEGINNING OF P                 <55,404.11>        <776,426.57>
                                           ---------------     ---------------

NET INCREASE <DECREASE> IN CASH         $      <23,100.01>  $     <744,122.47>
                                           ===============     ===============

                     UNAUDITED - FOR INTERNAL USE ONLY.



                      ULTRA SHIELD PRODUCTS INT'L, INC.
                STATEMENT OF CHANGES IN FINANCIAL POSITION
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                           CURRENT MONTH          YEAR TO DATE
SOURCES OF WORKING CAPITAL
NET INCOME                              $         83,241.37   $   <848,082.21>
ADD BACK ITEMS NOT REQUIRING
WORKING CAPITAL
ACCUMULATED DEPRECIATION                          13,900.00         41,700.00
                                           -----------------   ---------------

WORKING CAPITAL FROM OPERATIONS                   97,141.37       <806,382.21>
OTHER SOURCES
FURNITURE AND FIXTURES                                 0.00            128.22
MACHINERY AND EQUIPMENT                              200.00          1,104.72
COMPUTER EQUIPMENT                                     0.00            538.74
CAPITAL LEASE EQUIPMENT                                0.00          1,707.50
CAPITAL LEASE PAYABLE                                  0.00         17,607.75
COMMON STOCK                                          69.25            291.08
STOCK SUBSCRIBED                                       0.00             10.15
ADDITIONAL PAID IN CAPITAL                     1,514,426.90      2,840,639.02
UNREALIZED HOLDING (GAIN)/LOSS                         0.00          2,203.50
                                           -----------------   ---------------

TOTAL SOURCES                                  1,611,837.52      2,057,848.47
                                           -----------------   ---------------

USES OF WORKING CAPITAL
LONG TERM RECEIVABLES                                  0.00            <72.17>
FURNITURE AND FIXTURES                                 0.00         <4,504.15>
MACHINERY AND EQUIPMENT                             <702.25>       <24,012.27>
COMPUTER EQUIPMENT                                <1,096.90>        <6,517.67>
TRADE SHOW EQUIPMENT                                   0.00         <3,369.35>
LEASEHOLD IMPROVEMENTS                                 0.00         <4,124.89>
CAPITAL LEASE EQUIPMENT                                0.00        <14,707.50>
PROPERTY AND EQUIPMENT (NET)                     <20,004.24>       <29,439.24>
INVESTMENT-REAL ESTATE                                 0.00         <2,106.46>
EXECUTIVE INSURANCE VALUE                              0.00         <5,974.18>
CAPITAL LEASE PAYABLE                             <1,905.30>       <18,561.05>
STOCK SUBSCRIBED                                       0.00            <10.00>
ADDITIONAL PAID IN CAPITAL                             0.00        <20,136.78>
UNREALIZED HOLDING (GAIN)/LOSS                         0.00         <2,203.50>
                                           -----------------   ---------------

TOTAL USES                                       <23,708.69>      <135,739.21>
                                           -----------------   ---------------

NET CHANGE                              $      1,588,128.83   $  1,922,109.26
                                           =================   ===============


ANALYSIS OF COMPONANTS OF CHANGES
INCREASE <DECREASE> IN CURRENT ASSETS
CASH ON HAND AND IN BANKS               $              0.00   $        <15.00>
CASH-CALIF STATE BANK-#001                         4,622.53        <22,584.19>
PETTY CASH                                             0.00            450.00
CASH-UPLAND BANK                                 <27,711.60>         9,654.14
CASH-SMITH BARNEY MONEY MKT                          <10.94>       <81,648.25>
INVESTMENT-BONDS                                       0.00       <649,907.00>
ACCOUNTS RECEIVABLE                              703,867.44      1,225,050.51
ALLOWANCE FOR BAD DEBTS                                0.00         <5,325.00>
NOTES RECEIVABLE-OFFICERS                              0.00        <38,614.03>
EMPLOYEE ADVANCES                                    771.69          5,143.31
NOTES RECEIVABLE-OTHERS                                0.00        198,617.00
OFFICERS ADVANCES                                      0.00            517.00
COMMISSSION ADVANCES                                   0.00            500.00
INVENTORY-FINISHED GOODS                        <309,238.85>      <184,736.12>
INVENTORY-PRODUCT                                   <244.35>        26,221.10
INVENTORY-BOTTLES                                    552.36         <3,955.50>
INVENTORY-CAPS                                         0.00        <39,527.00>
INVENTORY-SPRAYERS                                   <11.75>        38,659.75
INVENTORY-LABELS                                     <43.00>        55,050.65
INVENTORY-DISPLAYS                                     0.00         <3,779.00>
INVENTORY-MISC.                                     <953.29>        28,879.36
INVENTORY-TRAINING TAPES                               0.00         <5,407.45>
INVENTORY-BLEND CTR COMPONETS                     13,061.25         63,813.84
PREPAID EXPENSES                               1,000,368.00        951,723.81
PREPAID-                                           3,085.00         19,213.90
PREPAID-ADVERTISTING                             <25,953.24>             0.00
MISC. & A/R OVERPMTS PAYABLES                          0.00            <72.17>
<INCREASE> DECREASE IN CURRENT LIABILITIES
ACCOUNTS PAYABLE                                 <93,128.07>      <675,681.20>
ACCRUED INTEREST                                  <9,068.40>       <23,538.85>
FEDERAL INC TAX WITHHELD                               0.00         35,323.41
FICA WITHHELD                                          0.00         10,328.83
FICA-EMPLOYER                                          0.00          7,314.66
STATE INC TAX WITHHELD                                 0.00         13,306.57
SDI WITHHELD                                           0.00            971.77
FUTA PAYABLE                                           0.00           <824.49>
SUI PAYABLE                                            0.00         <4,110.60>
ACCRUED EXPENSES                                       0.00         23,364.30
ACCRUED SALARIES & WAGES                          11,868.78         11,868.78
SALES TAX PAYABLE                                 <1,534.70>        <8,394.71>
EMPLOYEE CREDIT UNION                                  0.00           <547.22>
NOTES PAYABLE-JAMGOTCHIAN                              0.00        125,000.00
OFFICERS CREDIT LINE                                   0.00          1,878.83
NOTES PAYABLE-CONV. TO STOCK                     324,500.00        824,825.00
UNEARNED DEPOSITS                                 <6,500.00>        <6,500.00>
SUSPENSE                                            <170.03>          <300.00>
                                           -----------------   ---------------

NET CHANGE                              $      1,588,128.83   $  1,922,208.74
                                           =================   ===============

                       FOR MANAGEMENT PURPOSES ONLY