Form 10KSB
period 1997-12-31
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1998-12-14
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

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

  Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
  (for required Reports preceding this one; however, this Report is non-timely, as will be the March 31, June 30, and September 30, 1998 Reports on Form 10-QSB)

  As of December 8, 1998, 19,907,261 shares of common stock, and, 19,076,751 Class A and 19,076,751 Class B common stock purchase warrants were outstanding; and, the aggregate market value of the Registrant's common stock held by nonaffiliates was approximately: $1,640,000 based on a market valuation of $0.10.

  Documents incorporated by reference:  Please see Item 13.

  Transitional Small Business Disclosure Format: Yes:    No: X
  Revenues for the most recent fiscal year (1997): $369,333

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

        USPI's offices are located at 10096 Sixth Street, Units M-P, Rancho Cucamonga,California 91730-5750; (909) 466-0081.

        Business of Issuer

          Products

            The Registrant's products are currently divided into four main groups as follows:

            Environmentally Preferred Cleaning Products

            All of the Registrant's Environmentally Preferred Specialty Chemical and Biological solutions are formulated with naturally occurring organic cleaning agents. They contain no butyls, acids, solvents, phosphates, ammonias, zylenes or excess alkalis, are non-toxic, non-corrosive, non-polluting, non-flammable, and have, in their most concentrated form, Volatile Organic Compound ("VOC's") levels well below the 1994 California EPA maximum of 10%. For example, Ultra Clean Concentrate Cleaner has a VOC of 1.4% at maximum concentration.

            Ultra Clean All Purpose Cleaner Concentrate: A 100% biodegradable all purpose cleaner that safely penetrates surface films such as grease, soap and oil.

            Ultra Clean Gold Dishwasing Concentrate: A 100% biodegradable dishwashing concentrate that safely and effectively cleans food service implements in manual and mechanical settings.

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

            USPI 921 10% Solution: A bactericide/virucide for post-cleaning disinfecting, sanitizing and deodorizing in applications including, but not limited to: hospitals, food processing plants, dairies, food and drink service establishments and human and animal living quarters.

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

            Biologic Formulations

            The Registrant's Biological Formulations consist of mixtures of non-harmful, naturally occurring (i.e. not genetically or biologically altered) microorganisms that eliminate and/or evacuate greases, food particulates and other organic waste materials, including fecal materials, as well as associated odors by breaking down such materials, via digestion, into water and carbon dioxide.

            Eco-Tech Animal Waste Odor Control: A formulation designed for odor control in commercial bovine, equine, swine, poultry, feline and canine operations via the neutralization of offensive and/or hazardous components of associated odorous gases produced by anaerobic bacteria metabolism in animal waste.

            Eco-Tech Algae Stop: A formulation designed to clear algae, as well as offensive and/or hazardous components of odorous gases, from an afflicted body of water such as a pond or lake without affecting the body of water's fish or other inhabitants.

            Eco-Tech Agricultural & Farming Blend: A formulation developed to enhance the plant growth capability of soil by increasing nutrient availability and water retaining pore space; decreasing sodium stress and ph levels; accelerating organic breakdown and root growth; and, converting clay and other impervious layers, via breakup, into usable soil.

            Eco-Tech Turf & Sod Blend: A mixture of micronutrients that will enhance the action of naturally occurring micro-organisms responsible for the decay of organic matter such as grass clippings, thatch, straw and other post-harvest organic matter.

            Eco Tabs Septic Tank Activator: A product, consisting of microorganisms and micronutrients in tablet form, that enhances the action of naturally occurring microbiological flora responsible for the decay/ liquification of excrement and cellulose in septic tank situations where offensive and/or hazardous components of odorous gases emanating from sink drains or toilets and/or septic tank overflow indicate an insufficient level of microorganism activity. Such insufficiencies may result from the system experiencing excessive dilution and/or overloading of organic matter, detergents or bactericides such as chlorinated products.

            Eco Tabs Grease Trap & Drain Opener: An Eco Tab formulation designed to evacuate grease and food particulates from grease traps and drains, especially in commercial food industry settings, where buildups of such materials may not only interfere with or completely obstruct the necessary operation of grease traps and drains, but attract insects and rodents.

          Research and Development

            In the past two fiscal years, the Registrant's research and development activities have included the development of a number of new products including: two different graffiti removers, a graffiti protectant, an "environmentally preferred" printing press cleaner, an aircraft cleaner, an enhanced cleaner known as "Ultra Scrub", a lime remover, an oven cleaner, a plexiglass and lexan cleaner, a one step polish and various biological formulations designed for environmentally responsible use in bio-remediation, agricultural enhancement and water treatment applications. The Registrant has further developed 4 and 5 button miniature products blend centers as well as a new product dispenser referred to as a "dial a blend". During the fiscal years 1996 and 1997, approximately $80,000 and $17,000, respectively, has been spent on research and development activities.

          Distribution Methods/Marketing

            Currently, the Registrant's distribution methods and marketing program consists of evaluating existing and potential arrangements for markets on a national and international basis. The Registrant's products, which are primarily manufactured at the facilities of independent contractors, are transported by independent rail, ship and truck to the Registrant's customers. Distribution of the Registrant's products is effected indirectly, via independent warehouse distributors, who then distribute the products to independent jobber/wholesalers; as well as directly to independent representatives for entities such as mass merchandisers, jobber/wholesalers, retailers and end users where such distribution does not conflict with the Registrant's aforementioned arrangements with warehouse distributors.

            The principal intended markets targeted by the Registrant include some of the world's largest markets such as those represented by the fast-food, lodging, automotive, industrial and commercial industries.

            Marketing, which is administered by Management, includes "point of sale" advertising, such as continuous video loop presentations, brochures and other print media such as campaigns in various specialty publications at industry, sales representative and consumer levels; participation in trade shows. The Registrant also engaged in the sponsorship of various aspects of auto racing and other sporting events such as golf tournaments until the end of the Registrant's third quarter (i.e. through September 30) in fiscal 1998. However, commencing with the fourth quarter of fiscal 1998 (i.e. October 1, 1998), Management curtailed the Registrant's involvement in auto and truck related racing activities, as well as golf tournaments, due to what it perceives to be an insufficient return on the Registrant's investments in those areas. Also in 1997, the Registrant embarked on an editorial marketing effort, through and independent marketing firm, as an additional means of achieving success in these markets. This effort was terminated in mid-1998 for lack of results.

            With respect to auto racing, the Registrant had paid to have its name appear on high profile racing vehicles and, in some cases, in exchange for customer orders, the Registrant arranged for the pertinent customer's name to appear on the same vehicle. This technique is known as "back end, or reverse, sponsorship". Registrant product brochures and samples were also included in event programs. In 1997, the Registrant had expanded its involvement in auto racing to include a Registrant sponsored and administered series of truck racing events known as "The Ultra Shield Speed Truck Challenge". However, present Management does not intend to pursue this activity in the future.

            With respect to sponsorship of sporting events, Registrant product samples and brochures were distributed to event participants, who, by design, were thought to typically be influential individuals within certain industries, trade organizations and consumer groups. These individuals, who were usually invited to more than one Registrant sponsored event, were approached on an ongoing, follow-up basis in an attempt to build a network of influential useful contacts and sources of potential product demand. Present Management is redirecting its efforts towards building the Registrant's customer base without engaging in the sponsorship of, or involvement in, sporting events.

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

          Patents, Trademarks, Licenses, Franchises and Concessions.

            While the name "Ultra Shield" is registered in California and nationally as a Registrant trademark, USPI does not own or utilize any patents, licenses, franchises or concessions.

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


          Competitive Conditions

            The Registrant has substantial competition in the development, manufacture and sale of its various products such that the Registrant, as of the date of this Report and since such date, occupies an insignificant competitive position in its industry. The Registrant's primary competitive methodology is based on the premise that the Registrant's products offer superior characteristics in the areas of performance, pricing and safety. The Registrant's products offer a proprietary technology as compared to competitors' products in that the Registrant's products have associated with them an "environmentally preferred" status (as such designation is used by the U.S. Environmental Protection Agency), while performing equal or superior to competitors' products.

            Management believes that the aforementioned character-istics of the Registrant's products, in conjunction with competitive pricing, gives the Registrant's products a significant competitive advantage. However, most, if not all, of the Registrant's principal competitors have sufficiently greater financial and personnel resources than the Registrant such that the aforementioned perceived competitive advantages may be negated.

          Government Regulation / Approval - Environmental Compliance

            There are numerous federal and state laws and regulations related to environmental protection which have direct application to the manufacture and marketing of the Registrant's products. The most significant of these laws deal with use of volatile organic compounds in product offerings. Due to the composition of the Registrant's products, even in their most concentrated form of distribution, such products fall well below the established maximum allowable levels under the aforementioned regulations. The Registrant has received a Clean Air Solvent Certificate from the Southern California Air Quality Management District as one of only eight entities to meet SCAQMD standard and the only entity to qualify for clean air, water and soil standards. On an ongoing basis, the Registrant estimates that the cost of environmental compliance will, at a maximum, amount to approximately 2.5% of the Registrant's gross revenues and that the Registrant will not experience material difficulty in achieving compliance.

          Employees

            The Registrant employed up to 24 persons in 1997, however, as of December, 1998, employs 5 persons (including Management), all of whom are employed on a full time basis. During 1997, the Registrant utilized the services of approximately 25 additional individuals on an independent contractor basis with respect to various necessary services. As of November, 1998, this number has decreased to 5. There are no collective bargaining agreements with the aforementioned employees and Management deems relations with such employees to be good.

        Item 2.  Properties.

            The Registrant currently conducts its administrative, managerial and sales functions in approximately 19,000 square feet of office space located at 10096 Sixth Street, Units M-P, Rancho Cucamonga, California 91730-5750 pursuant to a lease with an unaffiliated third party. Management is presently aggressively seeking a release with respect to up to 11,000 square feet of this space by obtaining a new lessee for such space. The telephone number at this location is (909) 466-0081. The lease agreement for the space ends in August, 1999. The rent for the facility is approximately $5,800 per month. As a cost cutting measure, Management is presently working to reduce the amount of space leased by the Company, either via sublease, or, renegotiation with the Registrant's landlord. With the majority of product manufacturing now being conducted off-site, current Management believes that the Registrant requires only approximately 10,000 of the current 19,000 square feet of space.

            During the year ended December 31, 1996, the Registrant purchased, for a total of $185,655, three residential real property units located near Big Timber, Montana which the Registrant expressed an intent to utilize as a corporate retreat, for incentive purposes and to generate rental income from unaffiliated parties. The property was improved at an approximate cost of $67,000 and was to be managed by a professional property management firm located in Big Timber, Montana. However, as of the date of this Report, and through November, 1998, the property had only been used by the Registrant's former President/CEO. In line with current efforts to effect a "turn around" of the Registrant's history of operating losses, present Management deeded such properties to Sun Merchant Group, a lending group, in exchange for cancellation of the Registrant's promissory note held by Sun Merchant Group. The Registrant's equity in such properties was approximately equal to the amount due under the note, which note was due and payable December 3, 1998. The note had certain provisions for conversion into Registrant equity securities, beginning December 3, 1998, in amounts and on terms that current Management deemed to be predatory in nature, thus the decision to proceed as described above.

        Item 3.  Legal Proceedings.

            The Registrant has been involved in legal proceedings reportable under this item as described below.

            Upon Mr. Hodges' resignation from his positions as an officer and director, he entered into an independent agent contract with the Registrant, receiving a loan and pledging his shares as security for such loan. Mr. Hodges defaulted on the loan and the Registrant, through legal counsel, is in
the process of preparing to prove up and cancel Mr. Hodges' shares.   The
Registrant believes, upon advice of counsel, that cancellation will follow without hindrance.

            In March, 1997, the Registrant filed a legal action in San Bernardino County District Court against George A. Money, a former officer and director, seeking to cancel the 659,931 shares of Registrant's common stock currently held by Mr. Money. The Registrant contended in its complaint that Mr. Money did not give the promised consideration underlying the issuance of such shares. That consideration was to consist of certain real property, fixtures and equipment located in Iowa as well as certain chemical formulae. Mr. Money did not file any responsive pleading; and, on March 17, 1998, the Court entered a default judgment order canceling the shares and allowing the Registrant to recover its costs of the suit.

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

            In the amended complaint, Mr. Jamgotchian alleged that he made a $100,000.00 loan to Ultra Shield Products International, Inc. a California corporation that is a subsidiary of the Registrant. He also alleged that he was defrauded in that he did not receive promised security for the loan consisting of certain securities certificates or a security interest in certain real property. The complaint further alleged that Messrs. Tierney and Rutherford breached certain guarantee agreements.

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

            On November 17, 1994, the Registrant commenced a lawsuit against American Venture Group, Inc., Charles Mugrdechian, Jr., John K. Freeland, Ararat International Administrators, Inc. and Consolidated Equity Partners, Inc. in San Bernardino County Superior Court at the Rancho Cucamonga branch. The corporate defendants filed a cross-complaint against the Registrant seeking, among other things, repayment of a $60,000.00 loan on which the Registrant made payments at a usurious rate of interest. The court issued a judgment in favor of the Registrant on May 14, 1996 awarding the Registrant $16,500.00 representing the difference between the $60,000.00 loan and treble the usurious interest payments made by the Registrant. The court also canceled 511,656 shares (and related Class A and B warrants) in connection with the usurious loan made to the Registrant. The Registrant was also awarded more than $75,000.00 in costs and attorney's fees. Two of the five defendants and cross-complainants filed an appeal of the decision. The Court of Appeal subsequently affirmed the lower court's rulings in the Registrant's favor and the Registrant intends to pursue the balance of its attorney's fees.

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

            However, based on the Tennessee judgment, Starbound filed a levy and froze the Registrant's assets at one of its financial institutions. The Court subsequently found no jurisdiction with respect to the Delaware corporation and the levy was released. Management continues to believe, based upon the advice of counsel, that the Delaware corporation has no liability for the aforementioned Tennessee judgment.

            Through legal counsel, Management is currently involved in discussions and negotiations with J.W. Rutherford relative to certain issues which have arisen from the circumstances surrounding, and activities underlying, Mr. Rutherford's termination as President of the Registrant. Other than as described below, neither party has commenced litigation over these issues, though the possibility remains that the Registrant could become involved in litigation regarding the resolution of these issues.

            On December 4, 1998, the Registrant was served with a lawsuit commenced by J.W. Rutherford as Plaintiff on November 23, 1998 in the Montana Sixth Judicial District Court, Park County, Montana. In the complaint, the Plaintiff claims to be the sole and rightful owner of the Montana properties described under Item 2., above, and claims that such properties were purchased with Mr. Rutherford's money for his sole and exclusive use.

            The complaint alleges, among other things, (i) that the properties were purchased by Mr. Rutherford because his wife, Carol Rutherford, is from Montana and her mother lives near the properties; (ii) that the Registrant owes Mr. Rutherford in excess of $500,000 from unpaid wages and personal loans he made to the Registrant; (iii) that it had been agreed between Mr. Rutherford and the Registrant that the properties were being purchased for Mr. Rutherford's exclusive and perpetual ownership, possession, control and quiet enjoyment in consideration for his performance, unpaid wages and unpaid loans to the Registrant.

            The complaint also seeks compensatory and special damages and attorneys' fees. The Registrant is preparing an answer denying these claims as part of its ongoing, vigorous efforts to resolve all of the Registrant's issues with Mr. Rutherford.

            The Registrant is also involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Registrant's financial position or results of operations.

        Item 4.  Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of security holders of the Registrant during the quarter ending December 31, 1997. The Registrant intends to hold, and is diligently preparing for, and trying to hold an annual meeting of shareholders in December, 1998 or January, 1999.



                                   PART II

        Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

             (a) Principal Market or Markets. The Registrant's Units are traded on the over-the-counter market. Each Unit consisted of one share of the Registrant's no par value common stock, one (1) Class A common stock purchase warrant and one (1) Class B common stock purchase warrant. Each A and B Warrant entitles the holder to purchase, at a price of $4.00 and $7.00, respectively, one share of common stock until February 6, 1999. The Registrant has the right to redeem the A and B Warrants upon 30 days written notice at a price of $.01 per Warrant.

            During 1994, a small, hostile group of holders of a significant percentage of the Registrant's voting securities claimed control of the Registrant. During their short and disputed possession of the Registrant's offices, books and records, these individuals conducted an informal exchange of Registrant securities, in the form of units identical to those traded publicly, for the remaining shares of the California entity (which shares represented approximately 5%, of the California subsidiary then outstanding). Such units currently held by the former remaining USPIC shareholders have not been registered pursuant to the Securities Act of 1933, as amended.

            While the Registrant realizes that it may have exposure to rescission liability relative to the aforementioned informal, unregistered exchange, it believes that, in the best interests of all of its securities holders, such a rescission should not occur for the following reasons: (i) there is no market for the California entity's securities; (ii) such entity has no operations or assets and is, in fact, a suspended entity; (iii) the exchange occurred four years ago, thus making the Rule 144(k) exemption from registration arguably available to such securities; (iv) had there been a formal vote on whether to approve the aforementioned exchange (with the associated registration of the exchanged securities), the Registrant, as then owner of nearly 95% of the voting securities of the California entity, was in a position to control the approval of the exchange; and, (v) such holders are presently on equal footing with all other investors in the Registrant and its predecessor.

            The following table sets forth, for the period indicated, the range of high and low representative bid quotations for the Registrant's Units which were obtained from market makers. The quotations are between dealers, do not include retail mark-ups, mark-downs or other fees or commissions, and may not necessarily represent actual transactions:

                                                          Bid
                 Period Ended                      High       Low
                 March 31, 1996                    no bid     no bid
                 June 30, 1996                     no bid     no bid
                 September 30, 1996                no bid     no bid
                 December 31, 1996                 $4.25      no bid
                 March 31, 1997                    $0.875     $0.3125
                 June 30, 1997                     $0.6875    $0.1875
                 September 30, 1997                $0.8437    $0.3215
                 December 31, 1997                 $0.46875   $0.25
                 March 31, 1998                    $0.375     $0.1875
                 June 30, 1998                     $0.50      $0.25
                 September 30, 1998                $0.32      $0.20
                 December 31, 1998                 $0.20      $0.050



            (b) Approximate Number of Holders of Common Stock. The number of beneficial owners of the Registrant's $.0001 par value common stock at December 31, 1997, was approximately 800, and, at December 8, 1998, approximately 875.

            (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and no dividends are anticipated to be paid in the foreseeable future.

            (d) Recent Sales of Unregistered Securities. During year ended December 31, 1997, the Registrant issued unregistered securities in the form of units, identical to those trading publicly, as shown in the following table. In each case, the Registrant relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

                              Consideration, in Dollars
                                   Converted
Date        Units       Cash       Prom. Notes   Services        Other
01-14-97    155,050    $ 71,275    $             $    2,500(1)   $    3,750(2)
02-06-97    240,744     120,372                      33,368(3)
03-12-97    207,250     103,625
03-21-97    200,000      95,000
04-07-97     51,950      25,975
05-01-97    402,410     140,100                      32,500(4)
05-19-97    142,158      56,833         4,908
06-05-97    382,750      45,000       101,000        15,000(5)
06-19-97    215,126      34,880        49,700        10,000(6)
06-20-97     98,200      25,000        17,000
06-28-97     85,000                                  48,000(7)
07-21-97     61,712       7,486        19,400
07-25-97    317,075      60,000        78,500
07-30-97    118,830      21,500        33,000
08-07-97    333,916      14,000       142,000
08-14-97    217,357      98,000         3,000            400(8)
08-18-97     11,275       2,330         3,000
08-26-97     55,886      26,000
08-27-97    129,138      39,650         6,000         40,000(9)
09-15-97     27,356       2,545        10,600
09-23-97  2,288,200       6,600                    1,137,500(10)
10-10-97     26,519       8,500         2,500
11-04-97    400,812      74,054        62,750         21,875(11)
12-09-97    147,915      47,000
12-12-97  2,892,982      15,499         9,000         79,900(12) 1,000,000(13)
12-13-97    109,858      35,034
12-24-97    149,832      37,927                       20,916(14)

(1)  Per employment agreement with the Registrant's Controller
(2) Units exchanged for former President's shares in Registrant's California subsidiary
(3)  Legal
(4)  Auto racing related
(5)  Auto racing related
(6)  Auto racing related
(7)  Auto racing related ($20,000); Securities promotion ($28,000)
(8)  Auto racing related
(9)  Auto racing related
(10) Officers and Directors bonuses:
         J.W. Rutherford:    $1,000,000
         Brent J. Humphrey:  $   50,000
         R. Eric Ward        $   50,000
         Karen L. Clark      $   37,500
(11) Per employment agreement with Registrant's Controller
(12) Auto racing related ($75,500); Employee bonuses ($2,400)
(13) Secured promissory note from Dr. Harold P. Kavoussi to purchase up to 2,666,666 Units; this was later canceled
(14) Legal

Item 6.  Management's Discussion and Analysis.

    Since inception in 1989, the Registrant has relied principally on the proceeds from one public and several private offerings of its securities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. The Registrant had cash equivalents totaling $23,321 available to cover recurring operating deficits and research and development expenses.

    The Registrant's total assets decreased $752,027 (48.69%) from $1,544,435 as of 12/31/96 to $792,408 as of 12/31/97. The decrease was due primarily to a decrease in fixed maturities of $649,907; and, a decrease in cash and cash equivalents of $97,199.

    The Registrant's total assets decreased $2,369,301 (74.94%) from $3,161,709 as of 9/30/97 to $792,408 as of 12/31/97. The decrease was due primarily to a decrease in cash and cash equivalents of $3,055; a decrease in notes receivable of $293,617; a decrease in accounts receivable of $1,057,660; a decrease in prepaid expenses of $1,041,922; an increase in other assets of $16,000; an increase in inventories of $23,693; and, an increase in furniture and equipment of $1,017.

    The Registrant's total liabilities decreased $313,288 (14.43%) from $2,171,376 as of 12/31/96 to $1,858,088 as of 12/31/97. The decrease was due primarily to a decrease in capital lease obligations of$1,899; an increase in notes payable of $60,000; a decrease in notes payable-stockholders of $775,233; an increase in notes payable-related party of $1,291; an increase due to a payable to officer of $142,735; a decrease in accounts payable of $6,110; an increase in accrued payroll and payroll taxes of $127,922; a decrease in capital lease obligations, net of current, of $1,899; and, an increase in notes payable-related party, net of current, of $72,685.

    The Registrant's total liabilities increased $21,951 (1.19%) from $1,836,137 as of 9/30/97 to $1,858,088 as of 12/31/97. The increase was due primarily to an increase in accounts payable to J.W. Rutherford of $73,976; a decrease in accounts payable of $501,552; a decrease in sales tax of $2,810; an increase in accrued payroll and payroll taxes of $216,064; an increase in accrued interest of $39,169; an increase in capital lease obligations, current, of $14,926; an increase in notes payable-related party, net of current, of $49,592; an increase in unearned deposits of $73,500; and, a decrease in capital lease, long term, of $9,820.

    The Registrant's accrued expenses increased $324,759 (905%) from $35,868 as of 12/31/96 to $360,627 as of 12/31/97. The increase was due primarily to the accrual of payroll and payroll taxes of $214,864; and, an increase of accrued interest of $39,169.

    The Registrant's accrued expenses increased $252,497 (234%) from $108,139 as of 9/30/97 to $360,627 as of 12/31/97. The increase was due primarily to accrual of payroll and payroll taxes of $201,200; increase in interest of $39,169; and, an increase in other accruals of $12,129. The Registrant's notes payable decreased $775,233 (44.37%) from $1,747,184 as of 12/31/96 to
$971,951 as of 12/31/97. The decrease was due primarily to $322,178 of convertible promissory notes that were issued, less $884,233 of convertible stock or common stock subscribed as of 12/31/97, less $213,178 of convertible promissory notes that were paid with cash during the twelve month period ending 12/31/97 resulting in a net decrease of $775,233 for the period.

    The Registrant's notes payable increased $49,592 (5.34%) from $922,359 as of 9/30/97 to $971,951 as of 12/31/97. The increase was due primarily to $96,842 of convertible promissory notes that were issued during the three month period ending 12/31/97, less $35,250 of convertible promissory notes that were converted to common stock or common stock subscribed as of 12/31/97, less $12,000 of convertible promissory notes that were paid with cash during the twelve month period ending 12/31/97 resulting in a net decrease of $49,592 for the period.

    The Registrant's accrued interest increased $62,708 (123.62%) from $50,727 as of 12/31/96 to $113,435 as of 12/31/97. The increase was due primarily to an increase in capital leases for the three months ended 12/31/97.

    The Registrant's accrued interest increased $39,170 (52.74%) from $74,265 as of 9/30/97 to $113,435 as of 12/31/97. The increase is due primarily to an increase in capital leases for the three months ended 12/31/97.

    The Registrant's accumulated deficit increased $3,640,241 (29.24%) from $8,809,047 as of 12/31/96 to $12,449,288 as of 12/31/97 as a result of increased net losses from operations.

    The Registrant's accumulated deficit increased $3,620,043 (41%) from $8,829,245 as of 9/30/97 to $12,449,288 as of 12/31/97 as a result of increased net losses from operations.

    The Registrant's shareholders' common stock and paid in capital increased $4,196,567 (51.26%) from $8,184,987 as of 12/31/96 to $12,381,554 as of
12/31/97. The increase in common stock and paid in capital principally resulted from the equity offerings and the conversion of the convertible promissory notes to equity securities. The Registrant improved its cash position through the use of private placements of its securities.

    Since inception, the Registrant has experienced significant losses from operations for each successive period. Losses from operations increased $1,879,362 (52.41%) from $1,706,482 as of the year ended 12/31/96 to
$3,585,844 for the year ended 12/31/97. This increase could be generally attributed to an increase in selling, general and administrative expenses of $1,035,788 plus compensation to officers of $1,110,575.

    Gross sales of products increased $205,764 (125.8%) from $163,569 as of 12/31/96 to $369,333 for the year ended 12/31/97. This increase could be generally attributed to an increase in the Registrant's customer base.

    Cost of sales increased $123,763 (53.65%) from $106,894 as of 12/31/96 to
$230,657 for the year ended 12/31/97. The Registrant achieved a gross profit percentage of approximately (34.65%) for the twelve months ended 12/31/96 compared to (37.54%) for the year ended 12/31/97. This increase was attributed to a proportional increase in sales.

    Selling, general and administrative expenses increased $1,035,788 (65.63%) from $1,578,157 as of the year ended 12/31/96 to $2,613,945 as of the year ended 12/31/97. This increase could be generally attributed to an increase in the use of stock and marketing consultants plus an increase in advertising during the twelve months ended 12/31/97.

    Interest expense increased $33,527 (31.8%) from $105,439 as of the year ended 12/31/96 to $138,968 as of the year ended 12/31/97. This increase could be generally attributed to an overall increase in debt instruments for the year ended 12/31/97.

    In December, 1997, the Registrant agreed to issue securities in exchange for a secured promissory note in the amount of $1,000,000. The purchaser is currently seeking to rescind this transaction. Please see Item 12 of this Report.

    Since inception, the Registrant has primarily used equity financing transactions and borrowings convertible into equity securities to improve its liquidity while operations have been unable to generate adequate working capital. During the year ended 12/31/97, net cash used in operating activities was $1,728,076.

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



                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

        On September 25, 1998, the Registrant's Board of Directors suspended J.W. Rutherford, without pay, from all of his Officer positions pending the outcome of an investigation into his performance and conduct while in those roles. At a duly called and noticed meeting of the Board of Directors held in the offices of the Registrant's legal counsel on October 22, 1998, the Board of Directors terminated Mr. Rutherford, for cause, effective September 25, 1998, based upon the results of its investigation into his conduct and performance. Mr. Rutherford is no longer employed in any capacity by the Registrant and his position as a member of the Company's Board of Directors will end on the date of the upcoming shareholders' meeting. In a related matter, Management is pursuing the return of the 2,000,000 Units of Registrant securities issued to Mr. Rutherford as a $1,000,000 bonus (as described in Item 5(d) of PART II and Item 10 of PART III of this Report), which securities were forfeited back to the Registrant, according to an applicable forfeiture provision, upon Mr. Rutherford's termination.

Directors and Executive Officers of USPI

Name               Age            Position with USPI

Brent J. Humphrey  34             President, Chief Executive Officer, Chief
                                  Financial and Accounting Officer and
                                  Director

R. Eric Ward       51             Executive Vice-President
                                  and Director

Karen L. Clark     40             Secretary, Treasurer and Director

M. Scott Border    48             Director

Kenneth W. Jacobs  63             Director

J.W. Rutherford    47             Former President/CEO,
                                  Director

Brent J. Humphrey -- President, CEO, CFO and a Director. Mr. Humphrey has served as the Company's acting President, CEO and CFO since the Board suspended J.W. Rutherford from those positions on September 25, 1998. Mr. Humphrey served as the Company's Vice-President and a Director since July 31, 1997 and October 15, 1997, respectively. From July, 1996 to July, 1997, Mr. Humphrey served as an account executive and then field sales trainer. In 1995 and until joining the Registrant in 1996, Mr. Humphrey served as president of Progressive Promotional Products, of Rialto, California. From 1993 to 1995, he served as physical distribution manager for Mervyn's of California, based in Minnesota; and, from 1988 to 1993, he served as production manager for Savon Drug Stores, an American Stores subsidiary. From 1986 to 1988, Mr. Humphrey served as distribution supervisor for Ben Franklin Stores, Inc., a subsidiary of Foxmeyer, Inc. Mr. Humphrey is a graduate of Chaffey College in Rancho Cucamonga, California and devotes his full-time efforts to the Registrant's business.

R. Eric Ward -- Executive Vice-President. Mr. Ward has served as the Registrant's Executive Vice-President and a Director since July 31, 1997 and October 15, 1997, respectively. From June, 1996 to 1997, Mr. Ward worked for the Registrant coordinating its food service marketing. From 1969 to 1995, Mr. Ward was employed by The C&C organization, d/b/a Cask and Cleaver, where he rose through the ranks from manager to president and chief executive officer. Mr. Ward received an AA degree in business administration from San Bernardino Valley College in 1969 and took a business curriculum at Cal State, San Bernardino, for two years not leading to a degree. Mr. Ward devotes his full-time efforts to the Registrant's business.

Karen L. Clark -- Secretary, Treasurer and Director. Ms. Clark has served as the Registrant's principal administrative assistant since March, 1993 and as the Registrant's Secretary and Treasurer since March, 1997. Ms. Clark was nominated and elected to the Registrant's Board of Directors on November 30, 1998. Ms. Clark received an LVN degree in nursing from Pasadena City College in 1979 and devotes her full-time efforts to the Registrant's business.

M. Scott Border -- Director. Mr. Border has served as a Director of the Registrant since December 8, 1998. Since 1989, Mr. Border has served a partner/general manager of RCI Motorsports, a manufacturer of intelligent racing components for automotive applications, located in Ontario, California. From 1968 to 1989, Mr. Border worked in various capacities, ending as Vice-President/Director of Marketing and Sales, for West Covina Auto Parts, Inc., a substantial, regional auto parts distributor and retailer. Mr. Border received a bachelor's degree in business and a master's degree in business/ marketing from Cal Poly State College in 1972 and 1975, respectively.

Kenneth Jacobs -- Director. Mr. Jacobs has served as a Director of the Registrant since December 8, 1998. Since 1995, Mr. Jacobs has been engaged in the roofing business as owner of KJ & Associates, located in Santa Fe Springs, California. From 1985 to 1995, he was manager of systems sales for Henry Company, a roofing firm located in Huntington Park, California. Mr. Jacobs received an associate's degree in business and accounting from Cerritos College in 1966.

J.W. Rutherford -- Former President, Chief Executive, Chief Financial and
Accounting Officer; Director.   Mr. Rutherford served as the Registrant's
Executive Vice-President and a Director from August, 1990 to October, 1992; as President, Chief Executive Officer and a Director from October, 1992 to March, 1997; and, as President, Chief Executive Officer, Chief Financial and Accounting Officer and a Director from March, 1997 to September, 1998. On September 25, 1998, the Registrant's Board of Directors suspended J.W. Rutherford, without pay, from all of his Officer positions pending the outcome of an investigation into his performance and conduct while in those roles. At a duly called and noticed meeting of the Board of Directors held in the offices of the Registrant's legal counsel on October 22, 1998, the Board of Directors terminated Mr. Rutherford, effective September 25, for cause, based upon the results of its investigation into his conduct and performance. Mr. Rutherford's position as a Director will end on the date of the upcoming shareholders' meeting. From 1983 to 1986, Mr. Rutherford served as a Certified Financial Planner and Registered Investment Adviser for Executive Consultants Incorporated, financial planning firm located in Scottsdale, Arizona. From 1986 to 1990, Mr. Rutherford was also licensed with the NASD with respect to limited partnerships (series 22 license) and variable annuities (series 6 license), while serving as president of The Rutherford Agencies, a financial planning firm, located in Diamond Bar, California.

        All Directors hold office until after the next annual meeting of the stockholders when their successors are elected and qualified.

        The Officers are elected by the Board of Directors at the first meeting after each annual meeting of the stockholders and hold office until their death or until they resign or are removed from office. No Director or executive Officer is related to any other Director or executive Officer.

Voting Agreement

        Other than as described below, there are no arrangements or understandings among members of either former and/or new control groups and their associates with respect to election of directors or other matters, nor were there any changes in control of the Registrant since the beginning of the its last fiscal year.

Item 10.  Executive Compensation.

                      EXECUTIVE COMPENSATION
Summary Compensation Table
                                                   Long Term Compensation
                   Annual Compensation          Awards       Payouts
(a)      (b)    (c)    (d)       (e)         (f)        (g)   (h)
                                Other
Name                            Annual    Restricted                 All Other
and                             Compen-     Stock             LTIP    Compen-
Principal                       sation     Award(s)  Options/ Payouts sation
Position Year Salary($) Bonus($)  ($)        ($)     SAR's(#)   ($)     ($)

J.W. Ru- 1997 $125,000 $ N/A    $ N/A   $1,000,000** N/A      $ N/A    $ N/A
  ther-  1996 $125,000 $ 60,000 $ N/A   $ N/A        N/A      $ N/A    $ N/A
  ford   1995 $ 48,140 $ N/A    $ N/A   $ 208,802    N/A      $ N/A    $ N/A
  former
  President
  & CEO

NOTE: None of the Registrant's other Executive Officers received enough compensation to require their inclusion in this table, according to applicable disclosure rules. Please refer to the Registrant's Proxy Statement for details as to their compensation.

    Until his termination for cause on October 22, 1998, and effective as of September 25, 1998 (the date of his suspension, without pay), Rutherford was employed by the Registrant pursuant to a written ten year employment agreement commencing February 1, 1996, which employment agreement provided for an annual salary of $125,000 (to increase by 5% for each year following a year in which the Registrant achieved a net after tax profit) and an annual bonus in the form of cash and/or securities in the amount of 2.0% of the Registrant's net after tax profit, if any, respectively. This employment agreement provided that the Registrant pay the cost of insurance premiums for Mr. Rutherford and his dependents, as specified in the Registrant's Board approved personnel policy.

  **Above and beyond the terms his employment agreement, Mr. Rutherford awarded himself a 2,000,000 Unit bonus in 1997 (valued at $1,000,000), which Units were forfeited upon Mr. Rutherford's termination.

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

Item 11.  Security Ownership Of Certain Beneficial Owners and Management.

    The following table sets forth, as of December 8, 1998, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's Common Stock, all Directors individually and all Directors and Officers of the Registrant as a group.
Each person has sole voting and investment power with respect to the shares shown. Percent of class calculations below are based on 19,907,261 shares outstanding, not including adjustments pursuant to the requirements of Securities Exchange Act Rule 13d-3(d)(1).*(1)

                                  Amount of
Name and Address                  Beneficial        Percent of
of Beneficial Owner               Ownership           Class

Brent J. Humphrey                 361,200(2)           1.78%
10096 Sixth St. Units M-P
Rancho Cucamonga, CA  91730

R. Eric Ward                      301,200(3)           1.49%
10096 Sixth St. Units M-P
Rancho Cucamonga, CA  91730

Karen L. Clark                    415,935(4)           2.05%
10096 Sixth St. Units M-P
Rancho Cucamonga, CA  91730

M. Scott Border                   637,410(5)           3.10%
10096 Sixth St. Units M-P
Rancho Cucamonga, CA  91730

Kenneth Jacobs                    613,212(6)           2.99%
10096 Sixth St. Units M-P
Rancho Cucamonga, CA  91730

J.W. Rutherford                   3,228,000(7)        13.95%
10096 Sixth St. Units M-P
Rancho Cucamonga, CA  91730

Dr. Harold P. Kavoussi            2,035,000(8)         9.27%
2005 N. Garey Ave.
Pomona, CA  91767

Greater Pacific HMO, Inc.         1,650,000(9)         7.65%
2005 N. Garey Ave.
Pomona, CA  91767

Dr. Dianna Mak                    1,953,558(10)        8.94%
3463 Primera Ave.
Los Angeles, CA  90068

Dr. Glenn Y. Arima                1,436,505(11)        6.73%
3551 Farquhar Ave. #204
Los Alamitos, CA  90720

Bruce J. Kremers                  2,301,375(12)       10.36%
P.O. Box 768
Troy, Montana 59935

All Directors and                 5,556,957(13)       21.82%
Officers as a Group (4 Persons)

* Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, requires that the ownership figures shown in this table include shares that could be acquired by the party pursuant to warrants held by the party, and, that the pertinent percent of class figures be calculated utilizing a figure for total shares outstanding that also includes the additional shares underlying such warrants. This is intended to show how much control each individual could acquire if (i) he/she exercised all of his/her warrants; and, (ii) no one else exercised any of their warrants.

(1) As of December 8, 1998, 19,907,261 shares of common stock, and, 19,076,751 Class A and 19,076,751 Class B common stock purchase warrants were outstanding. These amounts include the effect of the return to the Registrant of 2,666,666 from Howard Kavoussi and 2,000,000 shares from J.W. Rutherford as described herein, together with equal amounts of Class A and B warrants.

(2) Includes 120,400 shares and equal amounts of shares underlying Class A and B warrants owned by Mr. Humphrey.

(3) Includes 100,400 shares and equal amounts of shares underlying Class A and B warrants owned by Mr. Ward.

(4) Includes 138,645 shares and equal amounts of shares underlying Class A and B warrants owned by Ms. Clark; and, 250 shares and equal amounts of shares underlying Class A and B warrants owned by each of Ms. Clark's two sons (500 total) relative to which Ms. Clark denies beneficial ownership.

(5) Includes 212,470 shares and equal amounts of shares underlying Class A and B warrants owned by Mr. Border.

(6) Includes 204,404 shares and equal amounts of shares underlying Class A and B warrants owned by Mr. Jacobs.

(7) Includes 1,075,000 shares owned by Mr. Rutherford; and, 1,000 shares owned by Mr. Rutherford and his spouse, Carol J. Rutherford. Does not include 25,000 shares owned by each of Mr. Rutherford's two daughters (50,000 total) relative to which Mr. Rutherford denies beneficial ownership; however, with respect to which he serves as custodian under the California Uniform Gift to Minors Act. Includes equal amounts of shares underlying Class A and B warrants for all of the shares described in this explanatory note excepting those described as disclaimed. The Registrant has placed a stop transfer restriction, with notice of adverse claim, on all of Mr. Rutherford's securities pending the results of discussion and negotiations concerning issues arising from the circumstances surrounding, and activities underlying, Mr. Rutherford's termination.

(8) Includes 70,000 shares owned by Dr. Kavoussi, 105,000 shares owned by Pomona Equity Fund, Inc. and 550,000 shares owned by Greater Pacific HMO, Inc., entities of which Dr. Kavoussi is the principal shareholder; and, includes equal amounts of shares underlying Class A and B warrants owned by Pomona Equity Fund, Inc. and Greater Pacific HMO, Inc.

(9) Includes 550,000 shares owned by Greater Pacific HMO, Inc. an entity of which Dr. Harold P. Kavoussi is the principal shareholder, and equal amounts of shares underlying Class A and B warrants owned by Greater Pacific HMO, Inc.

(10) Includes 651,186 shares and equal amounts of shares underlying Class A and B warrants owned by Dr. Mak.

(11) Includes 478,835 shares and equal amounts of shares underlying Class A and B warrants owned by Dr. Arima.

(12) Includes 767,125 shares and equal amounts of shares underlying Class A and B Warrants owned by Mr. Kremers, who is a legal counsel for the Registrant and who received the securities shown in exchange for legal services.

(13) This group includes Messrs. Humphrey, Ward, Border, Jacobs, Rutherford and Ms. Clark.

Item 12.  Certain Relationships and Related Transactions.

   In March, 1997, the Registrant filed a legal action against George A. Money, a former officer and director, seeking to cancel the 659,931 shares of Registrant's common stock held by Mr. Money. The Registrant contended in its complaint that Mr. Money did not give the promised consideration underlying the issuance of such shares. That consideration was to consist of certain real property, fixtures and equipment located in Iowa as well as certain chemical formulae. Mr. Money did not file any responsive pleading; and, on March 17, 1998, the Court entered a default judgment order canceling the shares and allowing the Registrant to recover its costs of the suit.

   On December 9, 1997, the Registrant agreed to issue 2,666,666 units of its securities in exchange for a $1,000,000 secured promissory note from Harold P. Kavoussi, M.D. and his medical practice, Harold P. Kavoussi, M.D., Inc. The security, which was subject to augmentation in the event its fair market value declined below the amount of the note plus accrued interest, consisted of certain assets owned by Dr. Kavoussi and his medical practice. The promissory note, which matured June 9, 1998, carried a 10% annual interest rate and had a 60 day right to cancel provision in favor of Dr. Kavoussi, meaning that it could be cancelled by Dr. Kavoussi at any time until February 9, 1998. Dr. Kavoussi subsequently claimed to have extended this promissory note until December 11, 1998 via an arrangement with J.W. Rutherford, the Registrant's former President, and further claimed that such arrangement also extended his cancellation right until December 11, 1998.

   Pursuant to an interest rate reduction provision in the promissory note, on November 6, 1998, the Registrant notified Dr. Kavoussi that the interest rate for the note was being reduced to 8% in exchange for the return to the Registrant of 666,666 of the aforementioned units. Dr. Kavoussi is a principal shareholder of the Registrant, as described hereinabove, by virtue, in part, of his controlling ownership interests in Pomona Equity Fund, Inc. and Greater Pacific HMO, Inc. The securities issued to Dr. Kavoussi in exchange for the secured promissory note were held in the name of Howard Kavoussi, who is Dr. Kavoussi's brother.

   Upon being notified of the interest rate reduction election, on November 6, 1998, the Kavoussi's sought to return all 2,666,666 units issued in the aforementioned transaction based on the aforementioned alleged extended cancellation arrangement. On November 20, 1998, the Registrant, through legal counsel, issued a demand letter to Dr. Kavoussi for full payment under the promissory note. After various discussions involving the Registrant, its legal counsel, the Kavoussi's and legal counsel for the Kavoussi's, on December 3, 1998, the Registrant accepted the Kavoussi's tender back of 2,666,666 units and cancelled the promissory note and agreed to cancel the associated security interests.

   On November 11, 1998, a small group of holders of Registrant securities requested a November 12, 1998 informal meeting with the Registrant's management. At such meeting, the group (which did not represent a majority of the Registrant's voting securities) demanded that the Registrant's Board of Directors immediately (i.e. at such meeting) nominate and elect four additional Directors, all from the group. This would have, essentially, given immediate control of the Registrant to the group. The Directors in attendance at such meeting refused to comply with this demand.

   On November 30, 1998, Karen L. Clark, the Registrant's Secretary/Treasurer was nominated and elected to the Registrant's Board of Directors. Ms. Clark was nominated and elected on November 30, 1998 until the pending shareholders' meeting when she may be slated to stand for re-election along with the Registrant's current Directors and others by vote of the holders of a majority of the Registrant's voting securities.

   On December 8, 1998, at a reconvened meeting of the Registrant's Board (which had been in recess since November 30, 1998), M. Scott Border and Kenneth W. Jacobs, both non-Management shareholders, were nominated and elected to the Registrant's Board of Directors until the pending shareholders' meeting when they may be slated to stand for re-election along with the Registrant's current Directors and others by vote of the holders of a majority of the Registrant's voting securities.



                                PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a) 1. The following Financial Statements are filed as part of this report:
                                                        Page

       Report of Independent Certified Public
       Accountants for the Year Ended December
       31, 1997 ....................................... F - 1

       Consolidated Balance Sheet
       as of December 31, 1997 ........................ F - 2

       Consolidated Statements of Operations
       For the Years Ended December 31, 1997
       and 1996 ....................................... F - 3

       Consolidated Statements of Stockholders'
       Deficit For the Years Ended December 31,
       1997 and 1996 .................................. F - 4

       Consolidated Statements of Cash Flows
       For the Years Ended December 31, 1997,
       and 1996 ....................................... F - 5

       Notes to Consolidated Financial Statements
       For the Years Ended December 31, 1997,
       and 1996 ....................................... F - 7

          2. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

          3.  Exhibits.

Exhibit
No.                      Description                      Location

2                        Agreement for the
                         Exchange of Shares         Incorporated by this
                                                    reference to Exhibit
                                                    No. 2 to the Regis-
                                                    trant's Form 10-KSB for
                                                    the period ending December
                                                    31, 1995

3                        Articles of Incorpora-
                         tion and By-laws           Incorporated by this
                                                    reference to Exhibit
                                                    No. 3 to the Regis-
                                                    trant's Registration
                                                    Statement (No. 33-31566)

10.1                     Employment agreement
                         with J.W. Rutherford       Incorporated by this
                                                    reference to Exhibit
                                                    No. 10.1 to the Regis-
                                                    trant's Form 10-KSB for
                                                    the period ending December
                                                    31, 1995

10.3                     Lease                      Incorporated by this
                                                    reference to Exhibit
                                                    No. 10.3 to the Regis-
                                                    trant's Form 10-KSB for
                                                    the period ending December
                                                    31, 1995

     (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ULTRA SHIELD PRODUCTS
                                    INTERNATIONAL, INC.

Dated: December 9, 1998         By /s/ Brent J. Humphrey
                                  Brent J. Humphrey, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Capacity

Date: December 9, 1998


/s/ Brent J. Humphrey                    President, CEO
Brent J. Humphrey                        CFO and Director

/s/ R. Eric Ward                         Executive Vice-President and
R. Eric Ward                             Director

/s/ Karen L. Clark                       Secretary, Treasurer and
Karen L. Clark                           Director

                                         Director
M. Scott Border

/s/ Kenneth W. Jacobs
Kenneth W. Jacobs

                                         Director
J.W. Rutherford



                            ULTRA SHIELD PRODUCTS
                             INTERNATIONAL, INC.
                               AND SUBSIDIARY
                     CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE YEARS ENDED
                         DECEMBER 31, 1997 AND 1996



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                                                                      CONTENTS
                                                             December 31, 1997



                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                         2 - 3

      Consolidated Statements of Operations                                4

      Consolidated Statements of Stockholders' Deficit                     5

      Consolidated Statements of Cash Flows                              6 - 7

      Notes to Consolidated Financial Statements                        8 - 21



            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ultra Shield Products International, Inc.

We have audited the accompanying consolidated balance sheet of Ultra Shield Products International, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Shield Products International, Inc. and subsidiary as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred a net loss of $3,640,241 and had negative cash flows from operations of $1,728,076 during the year ended December 31, 1997, and as of December 31, 1997, the Company's current liabilities exceeded its current assets by $1,349,746 and it had a stockholders' deficit of $1,065,680. In addition, as of December 31, 1997, the Company is in technical default on $312,260 of the notes payable - stockholders, and the Internal Revenue Service has assessed the Company $571,680 for back payroll taxes, fines, and penalties for the tax years ended December 31, 1994, 1995, and 1996 for which the Company is contesting and believes the amount due is approximately $30,000. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 7 to the consolidated financial statements, the Company issued 2,980,288 shares of its common stock for services rendered by employees and non-employees, including 2,000,000 shares issued to the Company's President.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 7, 1998 (except for Note 6, paragraph 4, as to which the date is September 25, 1998, and Note 9, as to which the date is October
  22, 1998)



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEET
                                                             December 31, 1997



                                   ASSETS

Current assets
  Cash and cash equivalents                                     $       29,321
  Notes receivable                                                      28,844
  Accounts receivable, net of allowance for doubtful accounts
    of $8,000                                                           60,454
  Inventories                                                          256,308
                                                                   ___________

          Total current assets                                         374,927

Furniture and equipment, net                                           204,895
Investment in real estate                                              204,762
Other assets                                                             7,824
                                                                   ___________

             Total assets                                          $   792,408
                                                                   ===========

  The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEET (Continued)
                                                             December 31, 1997



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Capital lease obligations                                       $    14,926
  Note payable                                                         60,000
  Notes payable - stockholders                                        971,951
  Note payable - related party                                          1,291
  Due to officer                                                       68,759
  Accounts payable                                                    247,119
  Accrued payroll and payroll taxes                                   221,694
  Accrued interest                                                    113,435
  Other accrued liabilities                                            25,498
                                                                  ____________

    Total current liabilities                                       1,724,673

Capital lease obligations, net of current portion                      40,730
Note payable, net of current portion                                   20,000
Note payable - related party, net of current portion                   72,685
                                                                  ____________

       Total liabilities                                            1,858,088
                                                                  ____________

Commitments and contingencies

Stockholders' deficit
  Preferred Stock, $.0001 par value
    10,000,000 shares authorized
    no shares issued and outstanding                                        -
  Common Stock, $.0001 par value
    500,000,000 shares authorized
    20,644,090 shares issued and outstanding                            2,064
  Additional paid-in capital                                       12,381,544
  Note receivable from stockholder                                 (1,000,000)
  Accumulated deficit                                             (12,449,288)
                                                                  ____________

       Total stockholders' deficit                                 (1,065,680)
                                                                  ____________

          Total liabilities and stockholders' deficit             $   792,408
                                                                  ============

  The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                              For the Years Ended December 31,



                                                       1997           1996

Net sales                                         $   369,333     $   163,569

Cost of sales                                         230,657         106,894
                                                  ___________     ____________

Gross profit                                          138,676          56,675

Selling, general, and administrative expenses       2,613,945       1,578,157

Officer compensation                                1,110,575         185,000
                                                  ___________     ____________

Loss from operations                               (3,585,844)     (1,706,482)
                                                  ___________     ____________

Other income (expense)
  Net gain on legal settlements                        70,652         375,822
  Interest expense                                   (138,968)       (105,439)
  Interest income                                      15,519          15,098
                                                  ___________     ____________

      Total other income (expense)                    (52,797)        285,481
                                                  ___________     ____________

Loss before provision for income taxes             (3,638,641)     (1,421,001)

Provision for income taxes                              1,600           1,600
                                                  ___________     ____________

Net loss                                          $(3,640,241)    $(1,422,601)
                                                  ===========     ============

Basic loss per common share                       $     (0.26)    $     (0.15)
                                                  ===========     ============

Diluted loss per common share                     $     (0.26)    $     (0.15)
                                                  ===========     ============

Weighted-average common shares outstanding         14,129,334       9,552,994
                                                  ===========     ============

  The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                              For the Years Ended December 31,



                                                             Common Stock
                                       Common Stock           Subscribed
                                    Shares     Amount     Shares      Amount

Balance, December 31, 1995        7,628,516  $      764   1,017,447  $    101
Shares issued for
  common stock subscribed         1,017,447         101  (1,017,447)     (101)
  cash                              692,150          69
  services rendered                 30,400            3
  notes payable                  2,960,254          296
  in lieu of interest              135,421           13
Shares canceled                 (1,435,297)        (143)
Shares reacquired                   (5,000)          (1)
Unrealized loss on
  investments
Net loss
                                __________   __________  __________  _________

Balance, December 31, 1996      11,023,891        1,102          -          -
Shares issued for
  cash and notes                 5,030,631          503
  services rendered              2,980,288          298
  notes payable conversion       1,811,833          181
  in lieu of interest               98,750           10
Shares canceled                   (301,303)         (30)
Change in unrealized loss on
  investments
Net loss
                                __________   __________  __________  _________

Balance, December 31, 1997      20,644,090   $    2,064          -   $      -
                                ==========   ==========  ==========  =========

  The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
                                              For the Years Ended December 31,



                                                 Unrealized          Note
                                Additional         Holding        Receivable
                                 Paid-in           Loss on           from
                                 Capital         Investments     Stockholder

Balance, December 31, 1995     $ 6,289,180      $        -        $         -
Shares issued for
  common stock subscribed
  cash                             329,906
  services rendered                 25,197
  notes payable                  1,477,084
  in lieu of interest               68,476
Shares canceled                        143
Shares reacquired                   (4,999)
Unrealized loss on
  investments                                       (3,983)
Net loss
                               ___________      __________        ____________

Balance, December 31, 1996       8,184,987          (3,983)                 -
Shares issued for
  cash and notes                 1,923,916                         (1,000,000)
  services rendered              1,489,846
  notes payable conversion         884,052
  in lieu of interest               49,365
Shares canceled                   (150,622)
Change in unrealized loss on
  investments                                        3,983
Net loss
                               ___________      __________        ____________

Balance, December 31, 1997      12,381,544      $        -        $(1,000,000)
                               ===========      ==========        ============

  The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
                                              For the Years Ended December 31,



                                              Accumulated
                                                Deficit              Total

Balance, December 31, 1995                    $ (7,386,446)       $(1,096,401)
Shares issued for
  common stock subscribed                                                   -
  cash                                                                329,975
  services rendered                                                    25,200
  notes payable                                                     1,477,380
  in lieu of interest                                                  68,489
Shares canceled                                                             -
Shares reacquired                                                      (5,000)
Unrealized loss on
  investments                                                          (3,983)
Net loss                                        (1,422,601)        (1,422,601)
                                              ____________        ____________

Balance, December 31, 1996                      (8,809,047)          (626,941)
Shares issued for
  cash and notes
  services rendered                                                 1,490,144
  notes payable conversion                                            884,233
  in lieu of interest                                                  49,375
Shares canceled                                                      (150,652)
Change in unrealized loss on
  investments                                                           3,983
Net loss                                        (3,640,241)        (3,640,241)
                                              ____________        ____________

Balance, December 31, 1997                    $(12,449,288)       $(1,065,680)

  The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              For the Years Ended December 31,



                                                       1997           1996
Cash flows from operating activities
  Net loss                                        $ (3,640,241)  $ (1,422,601)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                     55,600         44,458
      Write-off of notes receivable from officers
        and stockholders                                97,770              -
      Interest expense recorded upon issuance or
        subscription of common stock                    49,375         68,489
      Consulting, promotional services, and
        compensation expense recorded upon
        issuance or subscription of common
        stock                                        1,490,144         25,200
      Net gain on legal settlements                    (70,652)      (375,822)
  (Increase) decrease in
    Accounts receivable                                (32,376)       (22,313)
    Inventories                                         21,237        (84,311)
    Prepaid expenses and other current assets           70,984        (70,134)
    Other assets                                        (4,974)        (2,850)
  Increase (decrease) in
    Accounts payable                                   172,250        (60,092)
    Accrued payroll and payroll taxes                  127,021         60,039
    Accrued interest                                    62,708        (45,826)
    Other accrued liabilities                         (126,922)      (161,374)
                                                  ____________   _____________

        Net cash used in operating activities       (1,728,076)    (2,047,137)
                                                  ____________   _____________

Cash flows from investing activities
  Issuance of notes receivable                        (100,000)       (26,614)
  Purchase of furniture and equipment                  (71,213)      (127,484)
  Purchase of investment in real estate                (19,107)      (185,655)
  Purchase of investments in fixed maturities                -     (1,253,890)
  Proceeds from sale of investments in fixed
    maturities                                         653,890        600,000
                                                  ____________   _____________

      Net cash provided by (used in) investing
        activities                                     463,570       (993,643)
                                                  ____________   _____________


  The accompanying notes are an integral part of these financial statements.

                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              For the Years Ended December 31,



                                                       1997           1996

Cash flows from financing activities
  Net advances from officer                       $     68,759   $          -
  Proceeds from note payable - related party            75,000              -
  Payments on note payable - related party              (1,024)       (10,000)
  Proceeds from the issuance of notes payable to
    stockholders                                       348,000      2,910,660
  Payments on notes payable to stockholders           (239,000)       (60,700)
  Payments on capital lease obligations                 (8,847)        (3,420)
  Proceeds from the sale of common stock               924,419        329,975
  Payments on the purchase of common stock                   -         (5,000)
                                                  ____________   _____________

       Net cash provided by financing activities     1,167,307      3,161,515
                                                  ____________   _____________

         Net increase (decrease) in cash and cash
           equivalents                                 (97,199)       120,735

Cash and cash equivalents, beginning of year           126,520          5,785
                                                  ____________   _____________

Cash and cash equivalents, end of year            $     29,321   $    126,520
                                                  ============   =============


Supplemental disclosures of cash flow information

  Interest paid                                   $     26,885   $      4,045
                                                  ============   =============

  Taxes paid                                      $      1,600   $          -
                                                  ============   =============

Supplemental schedule of non-cash investing and financing activities

The Company issued 2,980,288 and 30,400 shares of its common stock for services valued at $1,490,144 and $25,200 during the years ended December 31, 1997 and 1996, respectively.

The Company issued 1,811,833 and 2,960,254 shares of its common stock in satisfaction of convertible promissory notes payable totaling $884,233 and $1,477,380 during the years ended December 31, 1997 and 1996, respectively.

The Company issued 98,750 and 135,421 shares of its common stock in lieu of accrued interest on notes payable amounting to $49,375 and $68,489 during the years ended December 31, 1997 and 1996, respectively.

The Company entered into capitalized lease obligations of $13,000 and $54,923 during the years ended December 31, 1997 and 1996, respectively.


  The accompanying notes are an integral part of these financial statements.



                                     ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
                                                                AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 1997



NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Ultra Shield Products International, Inc. ("Ultra Shield" or the "Company") was incorporated on March 21, 1989 under the laws of the State of Delaware. The Company's wholly-owned subsidiary, Ultra Shield Products International, Inc. ("OLD - Ultra Shield") was incorporated on April 29, 1987 under the laws of the State of California. During the year ended December 31, 1994, the Company issued shares of its common stock in connection with the conversion of the remaining 5% of common shares of OLD - Ultra Shield into common shares of the Company (see Note 6).

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

Principles of Consolidation

The consolidated financial statements include the accounts of Ultra Shield and its wholly-owned subsidiary, OLD - Ultra Shield. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 1997, the Company had a net loss of $3,640,241, had negative cash flows from operations of $1,728,076, and as of December 31, 1997, the Company's current liabilities exceeded its current assets by $1,349,746 and it had a stockholders' deficit of $1,065,680. In addition, as of December 31, 1997, the Company is in technical default on $312,260 of notes payable - stockholders (see Note 4), and the Internal Revenue Service has assessed the Company $571,680 for back payroll taxes, fines, and penalties for the tax years ended December 31, 1994, 1995, and 1996 for which the Company is contesting and believes the amount due is approximately $30,000 (see Note 6). In the event that the Company is required to make payments on these debts, it does not have the cash flow to satisfy these obligations. The Company's ability to generate positive cash flows depends on its ability to maintain a level of revenues sufficient to meet its obligations and sustain its operations. The Company has had limited sales to date and has sustained substantial operating losses since inception due to its inability to generate a sufficient level of revenues. Consequently, the Company's primary source of cash has been from the sale of its common stock and the issuance of notes payable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, the Company's attainment of profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to achieve profitable operations and obtain sufficient capital to fund its operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management is in the process of negotiating with several national, fast-food restaurant chains for the installation of its blend centers into the restaurants. The blend centers are used to proportion and dispense the environmentally preferred specialty chemicals sold by the Company. The new markets include fire departments, grocery stores, brake, mufflers, auto body shops and garages, the aerospace industry, and machine shops due to the South Coast Air Quality Management District approval of the Company's clear air solvent.

Management believes that the current cash and additional capital that it expects to raise through the sale of debt and equity securities along with the cash generated from the sale of its products will sustain the Company for the foreseeable future.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost (which is determined using the first-in, first-out method) or market.

Furniture and Equipment

Furniture and equipment are stated at cost. The Company provides for depreciation and amortization using accelerated and straight-line methods over the estimated useful lives as follows:

      Machinery and equipment                    5 to 7 years
      Computers                                       5 years
      Furniture and fixtures                          7 years
      Office equipment under capital leases           5 years
      Trade show equipment                            5 years
      Leasehold improvements                          7 years

Revenue Recognition

Revenue is recognized upon the shipment of products to the customer.

Advertising Costs

For the years ended December 31, 1997 and 1996, the Company incurred approximately $633,000 and $271,000, respectively, for advertising and promotional expense. A majority of these expenditures were related to the Company's sponsorship of racing teams through the Company's reverse sponsorship program displaying its customers' logos on these racing vehicles.

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

Income Taxes

The Company accounts for income taxes under the liability and asset method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Common Stock Issued for Services Provided

Common stock issued for services is valued at the estimated fair value of such services as determined by management of the Company. Management considers the fair value of such services by reference to prior sales of common stock for cash.

Loss Per Share

For the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic losses per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares outstanding. Diluted losses per share is computed similar to basic losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1996 has been restated to conform with SFAS No. 128.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and capital lease obligations also approximate fair value because current interest rates offered to the Company for notes payable and capital lease obligations of similar maturities are substantially the same.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.



NOTE 2 - FURNITURE AND EQUIPMENT

     Furniture and equipment at December 31, 1997 consisted of the following:

       Machinery and equipment                                     $   186,612
       Computers                                                        65,159
       Furniture and fixtures                                           82,732
       Office equipment under leases (Note 6)                           67,923
       Trade show equipment                                             21,369
       Leasehold improvements                                           49,136
                                                                   ___________

                                                                       472,931
       Less accumulated depreciation and amortization                  268,036
                                                                   ___________

          Total                                                    $   204,895
                                                                   ===========



NOTE 3 - INVESTMENT IN REAL ESTATE

During the year ended December 31, 1996, the Company purchased rental property in Montana. There was no rental income generated during the years ended December 31, 1997 and 1996.



NOTE 4 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders at December 31, 1997 consist of convertible promissory notes which bear interest at 10% per annum. The notes are unsecured. Each note is issued for a term of six months and is convertible, at the option of the holder, into units at $.50 per unit. Each unit consists of one share of the Company's common stock and one each of the A and B warrants (see Note 7). As of December 31, 1997, $312,260 of these notes were in technical default. Subsequent to December 31, 1997, $20,000 of these notes plus accrued interest were converted to the Company's common stock. In the event that the note holder elects to have the note repaid rather than converted to common stock, the Company may not have the funds available to repay the notes.



NOTE 5 - RELATED PARTY TRANSACTIONS

In December 1997, the Company issued 2,666,666 units of its securities in exchange for a promissory note from a principal stockholder of the Company collateralized by certain assets of the stockholder. The promissory note is in the amount of $1,000,000, bearing interest at 10% per annum, and is due on or before December 11, 1998. The stockholder is required to augment the collateral to ensure that the promissory note remains fully collateralized in the event that the value of the collateral declines below the face amount of the note.

During the year ended December 31, 1997, the Company's President borrowed $75,000, from a bank, which in turn was advanced to the Company. The note bears interest at prime (8.5% at December 31, 1997) plus 1.25% per annum and requires monthly principal and interest payments of $711 with all accrued interest and principal due in November 2017. The note is collateralized by the Company's real estate investment and is guaranteed by the Company.

Required principal payments under the note payable are as follows:

      Year Ending
     December 31,

        1998                                                         $   1,291
        1999                                                             1,417
        2000                                                             1,561
        2001                                                             1,720
        2002                                                             1,896
        Thereafter                                                      66,091
                                                                     _________

           Total                                                     $  73,976
                                                                     =========

The Company's President advanced $68,759 to the Company for expenses paid on behalf of the Company. The advances are non-interest bearing and are due on demand.

During the year ended December 31, 1997, the Company purchased a race truck for advertising and promotion for $21,700 from C.W. Race Truck Construction. From time to time, the Company rents the truck to independent drivers displaying logos of the Company's customers for advertising and promotion as a part of the Company's reverse sponsorship program.



NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate and operations offices under long-term lease agreements. The Company also leases certain equipment under non-cancelable operating and capital lease arrangements.

The following is a schedule by years of future minimum rental payments required under these long-term lease agreements:

         Year Ending                               Operating          Capital
         December 31,                                Leases           Leases

            1998                                  $   95,422        $   26,674
            1999                                      57,777            22,330
            2000                                       9,339            19,664
            2001                                       1,688            10,254
            2002                                           -               294
                                                  __________        __________

                                                  $  164,226            79,216
                                                  ==========
            Less amount representing interest                           23,560
                                                                    __________

                                                                        55,656
            Less current portion                                        14,926
                                                                    __________

               Long-term portion                                    $   40,730
                                                                    ==========

For the years ended December 31, 1997 and 1996, total rent expense was $70,643 and $70,258, respectively.

Employment Agreements

The Company has entered into employment agreements with the Company's President that expire in 2006. The President will receive an annual salary of $125,000 plus additional compensation increases of 5% per year as long as the Company has net income, as defined, for the previous year. In addition, the agreement provides for a bonus in the form of stock and/or cash in amount of 2% of net income. During the year ended December 31, 1997, the President was issued 2,000,000 shares of the Company's common stock for past services rendered and future services to be performed. The stock is restricted for sale for two years and subject to forfeiture of such securities in the event that the President fails to be employed by the Company through September 17, 1999. During 1996, the President was paid a cash bonus of $60,000.

On September 25, 1998, the Company's President was terminated for cause. The 2,000,000 shares were forfeited upon the President's termination.

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

Exchange of Shares

During 1994, a small, hostile group of holders of a significant percentage of the Company's voting securities claimed control of the Company. During their short and disputed possession of the Company's offices, books, and records, these individuals conducted an informal exchange of Company securities, in the form of units identical to those traded publicly, for the remaining shares of the California entity (which shares represented approximately 5% of the California subsidiary then outstanding). Such units currently held by the former remaining OLD - Ultra Shield stockholders have not been registered pursuant to the Securities Act of 1993, as amended.

While the Company realizes that it may have exposure to rescission liability relative to the aforementioned informal, unregistered exchange, it believes that, in the best interests of all of its securities holders, such a rescission should not occur for the following reasons: (i) there is no market for the California entity's securities; (ii) such entity has no operations or assets, and is, in fact a suspended entity; (iii) the exchange occurred four years ago, thus making the Rule 144(k) exception from registration arguably available to such securities; (iv) had there been a formal vote on whether to approve the aforementioned exchange (with the associated registration of the exchanged securities), the Company, as then owner of nearly 95% of the voting securities of the California entity, was in a position to control the approval of the exchange; and (v) such holders are presently on equal footing with all other investors in the Company and its predecessor.

Payroll Taxes

The Internal Revenue Service has assessed the Company $571,680 for back payroll taxes, fines, and penalties for the tax years ended December 31, 1994, 1995, and 1995. The Company has filed an appeal, believes that it can successfully defend against the claims, and believes the amount due is approximately $30,000. However, the Company has accrued $200,000 in the event it is unsuccessful in defending its position.



NOTE 7 - STOCK AND STOCK OPTIONS

Preferred Stock

The Company has the authority to issue up to 10,000,000 shares of preferred stock, $.0001 par value. The Company has authority to issue all or any portion of the unissued preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences. There are no preferred shares outstanding at December 31, 1997.

Warrants

The Company has issued its common stock in units to certain investors (see
Note 4) which consist of one share of the Company's common stock, one Series A warrant, and one Series B warrant. The Series A warrant allows the purchaser to acquire one share of the Company's common stock at $4.00 per share. The Series B warrant allows the purchaser to acquire one share of the Company's common stock at $7.00 per share. Series A and Series B warrants totaling 19,562,059, each, were outstanding to purchase a total of 39,124,118 shares of common stock at December 31, 1997. Series A and Series B warrants expire February 6, 1999.

Incentive Stock Option Plan

On March 28, 1989, the Company adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 100,000 shares of the Company's common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more the Company's outstanding common stock), and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock). As of December 31, 1997, no options have been granted or are outstanding under this Plan.

SFAS No. 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant, and is recognized over the periods in which the related services are rendered. SFAS No. 123 also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and will disclose the pro forma effect of using the fair value based method to account for its stock-based compensation, if and when, any stock options are granted under the Company's incentive stock option plan.

Common Stock Transactions

During the year ended December 31, 1997, the Company completed the following significant common stock transactions:

* issued for legal services 108,568 shares for an aggregate value of $54,284.
* issued for additional compensation to the President and stockholder 2,000,000 units for an aggregate value of $1,000,000.
* issued for additional compensation and bonuses to employees 348,550 shares for an aggregate value of $174,275.
* issued for promotional events, services, and race car sponsorships 523,170 shares for an aggregate value of $261,585.
* Cancelled 301,303 shares that were collateral for a loan to the Company's ex-Chief Financial Officer and stockholder. The stockholder was in default on the loan. Pursuant to the promissory note, the Company was entitled to redeem and cancel the issued common stock.



NOTE 8 - INCOME TAXES

Income tax expense was $1,600 for both the years ended December 31, 1997 and 1996 and consists of the minimum State of California franchise taxes.

Income tax expense for the years ended December 31, 1997 and 1996 differs from the amounts computed by applying a United States Federal income tax rate of 34% to pretax loss as a result of the following:

                                                        1997          1996

     Computed "expected" tax benefit                $(1,141,948)  $  (486,409)
     Increase in income taxes resulting from
       Change in the valuation allowance
         for deferred tax assets allocated to
         income tax expense                           1,141,948       486,409
       State income taxes                                 1,600         1,600
                                                    ___________   ____________

          Total                                     $     1,600   $     1,600
                                                    ===========   ============

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 are presented below. Deferred tax liabilities at December 31, 1997 are not significant:

     Deferred tax assets
       Deferred officers' salary                                   $   400,000
       Net operating loss carryforwards                              3,813,226
       Other                                                            68,296
                                                                   ___________

     Total gross deferred tax assets                                 4,281,522
     Less valuation allowance                                        4,043,005
                                                                   ___________

                                                                       238,517
     Deferred tax liabilities                                          238,517
                                                                   ___________

                Net deferred tax assets                            $         -
                                                                   ===========

At December 31, 1997, the Company had net operating loss carryforwards of approximately $9,462,000 and $6,744,000 for federal and state tax reporting purposes, respectively, which if not utilized to offset future taxable income, will expire through 2012. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events, including changes in stock ownership, should occur.



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

In May 1996, the Company entered into a settlement agreement with former stockholders. Pursuant to the settlement agreement, the Company was entitled to rescind certain loan and consulting agreements, awarded a money judgement of $16,500, entitled to cancel the 511,656 shares of the Company's stock originally issued to the former stockholder, and entitled to recover legal fees incurred relating to the case of $75,762. The money judgement of $16,500 and the legal fees to be recovered of $75,762 have not been recorded as of December 31, 1997. These amounts will be reflected in the statement of operations in the year realized. The 511,656 shares of common stock have been canceled as of December 31, 1996.

In December 1996, the Company entered into a settlement agreement with a former stockholder. Pursuant to the settlement agreement, the Company agreed to pay $50,000 to settle the suit, and the former stockholder agreed to return 761,641 shares of the Company's common stock previously issued. This amount was paid by the Company as of December 1996, and the 761,641 shares of common stock have been canceled as of December 31, 1996.

In January 1997, the Company entered into a settlement agreement with a former stockholder. Pursuant to the settlement agreement, the Company agreed to pay $125,000 to settle the suit, and the former stockholder agreed to return 162,000 shares of the Company's common stock previously issued. The $125,000 was paid in January 1997 and is included in other accrued liabilities as of December 31, 1996. The 162,000 shares have been canceled as of December 31, 1996.

In February 1998, the Company's President entered into a settlement agreement to pay $80,000 in the form of a note payable with interest at 10% per annum. The note is payable $5,000 in April 1998, $50,000 in July 1998, and installment payments of $1,000 per month until the remaining principal and interest is paid in full. In addition, the settlement required that the President provide as collateral 271,000 shares of the Company's issued, outstanding, and tradable common stock. The note payable was recorded as of December 31, 1997. The Company had originally indemnified the President and agreed to pay the judgement and issued 271,000 of its common shares to the President, which were issued for the collateral. On October 22, 1998, the Company reversed its decision and will not pay the judgement. In addition, the Company put a stop order on the 271,000 common shares issued for the collateral.

The Company is also involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.