Form 10QSB
period 1998-03-31
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1999-01-13
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                     For Quarter Ended March 31, 1998

                         Central Index Key #856572
                    Commission File Number:  33-31566

                ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.

         Exact Name of Registrant as Specified in its Charter

               Delaware                                77-0219055
     State or Other Jurisdiction of          IRS Employer Identification
     Incorporation or Organization           Number

10096 Sixth Street, Units M-P
Rancho Cucamonga, California                 91730
Address of Principal Executive Offices       Zip Code

                               (909) 466-0081
                       Registrant's Telephone Number,
                            Including Area Code

                                     N/A
              Former Name, Former Address and Former Fiscal
                    Year, if Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes              No   X

As of March 31, 1998 22,798,831 shares of common stock; 21,283,390 Class A and 21,283,390 Class B common stock purchase warrants were outstanding.

Transitional Small Business Disclosure Format:  Yes            No     X



Item 1.  Financial Statements.

     See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Since inception in 1989, the Registrant has relied principally on the proceeds from one public and several private offerings of its securities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. From inception in March, 1989 to March 1998 a total of 12,584,344 (net) has been received from these financing activities. At March 31, 1997, the Registrant had cash and cash equivalents totaling $30,946 available to cover recurring operating deficits and research and development expenses.

     The Registrant incurs considerable expense in demonstrating and testing its products. Government approvals for each of the products and adaptations thereto must be obtained before its products may be marketed. The Registrant is also incurring substantial expenses in demonstrating its products to prospective customers, both civilian and governmental. During 1995 , the Registrant's Board of Directors determined that the results of its marketing efforts in conjunction with its recently developed blend center warranted concentrating marketing efforts on the distribution of blend centers with particular concentration on regional and national restaurant chain franchisees. As a result, it changed its marketing strategy to one whereby it is currently attempting to establish relationships with owners of regional and national restaurant chain franchises, while also pursuing relationships with other potential high volume consumers in both the civilian and governmental sectors in an effort to broaden its distribution and gain market acceptance.
A significant number of such relationships have been established to date. Management believes that this approach will result in substantially higher revenues from product sales and thereby significantly improve the Registrant's liquidity.

     The Registrant's long term viability is dependent upon improving liquidity through increased product sales. In the interim, Management believes that the current cash in its account and cash from ongoing operations should be adequate to meet its research and development, marketing, administrative expenses and cash commitments through fiscal 1998 or until the Registrant reaches consistent profitability from ongoing internal operations if that is later. The Registrant may continue to offer its securities on a public or private basis as a means of supplementing its liquidity from ongoing operations.

     Other than continuing development expenses related to new products, estimated to be 3% of the Registrant's net revenues on an annual basis, commitments under facilities leases totaling $185,200 through August, 1999, the Registrant has no other know commitments for its capital resources as of June 30, 1996. Management believes that cash available from ongoing operations and, if necessary, from additional financing, will cover these commitments.

     The Registrant's total assets decreased from $792,408 at December 31, 1997 to $768,315 at March 31, 1998. The decrease of $24,093 (.03%) was primarily due to decreased accounts receivable and  notes receivable.

     The Registrant's total liabilities increased from $1,858,088 at December 31, 1997, to $1,931,657 at March 31, 1998. The increase of $73,569 (3.81%)
was primarily due to notes payable to stockholders.

     The Registrant's accrued expenses increased from $360,627 at December 31, 1997, to $440,131 (4.19%) at March 31, 1998. The increase of $79,504 was due to an increase in accrued payroll and  related expenses.

     The Registrant's accrued expenses increased from $98,492 at March 31, 1997 to $360,627 at December 31, 1998, to $440,131 at March 31, 1998. Total
increase of  $262,135 (72.69%) and $79,504 (18.86%), respectively.  These increases were due primarily to accrued interest on notes, payroll and related taxes, and anticipated legal expenses.

     The Registrant's notes payable decreased from $1,484,209 at March 31, 1997 to $1,033,242 at December 31, 1997, increased to $1,131,792 at March 31,
1998.  Total decrease of $450,967 (30.38%) and increase of $98,550 (8.7%), respectively. These respective decreases were due to (i) notes converted to common stock or common stock subscribed as of March 31, 1997; and, (ii) the accrual of certain services provided to the Registrant during the period.

     The Registrant's accounts payable increased from $143,449 at March 31, 1997 to $247,119 at December 31, 1998, to $308,450 at March 31, 1998. Total
increase of $103,670 (41.95%) and increase of $61,311 (19.88%), respectively. The increase was due to the accrual of operating expenses for the periods, increased inventory purchases and the accrual of payment of several convertible promissory notes.

     The Registrant's accumulated deficit increased from $9,571,675 at March 31, 1997 to $12,449,206 at December 31, 1998, to $12,749,927 at March 31,
1998. Total increase of $2,877,531 (23.11%) and increase of $300,721 (2.36%), respectively, as a result of increased net losses from operations.

     Since inception, the Registrant has experienced significant losses from operations in each successive period. In the three months ending March 31, 1998, as compared to the three months ended March 31, 1997, net loss from operations decreased $217,653 (41.99%) from $518,374 March 31, 1997 to
$300,721 March 31, 1998; gross sales of products increased $72,910 (61.22%) from $46,177 to $119,096; cost of product sales increased $58,796 (57.16%) from $44,065 to $102,861; selling, general and administrative expenses decreased $204,373 (39.33%) from $519,595 to 315,222; and other income and expense increased $834 (48.35%) from $891 to $1725.

     Management expects to be able to maintain or improve gross profit margins into the future. Currently, the Registrant sells most of its products by the gallon in various sized containers and prices its products based on container size. The Registrant has experienced no price pressure and structures its prices to be competitive with other products sold in similar markets.

     Since inception, the Registrant has primarily used equity financing transactions and borrowings convertible to equity securities to improve its liquidity while operations have been unable to generate adequate working capital. Net cash used in operating activities for the three months ended March 31, 1998 was $1625.29.

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

     On December 4, 1998, the Registrant was served with a lawsuit commenced by J.W. Rutherford as Plaintiff on November 23, 1998 in the Montana Sixth Judicial District Court, Park County, Montana. In the complaint, the Plaintiff claims to be the sole and rightful owner of certain Montana cabin properties which were, at one point, owned by the Registrant, and claims that such properties were purchased with Mr. Rutherford's money for his sole and exclusive use.

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

     The complaint also seeks compensatory and special damages and attorneys' fees. The Registrant has filed its answer, denying these claims as part of its ongoing, vigorous efforts to resolve all of the Registrant's issues with Mr. Rutherford.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     On September 25, 1998, the Registrant's Board of Directors suspended J.W. Rutherford, without pay, from all of his Officer positions pending the outcome of an investigation into his performance and conduct while in those roles. At a duly called and noticed meeting of the Board of Directors held in the offices of the Registrant's legal counsel on October 22, 1998, the Board of Directors terminated Mr. Rutherford, for cause, effective September 25, 1998, based upon the results of its investigation into his conduct and performance. Mr. Rutherford is no longer employed in any capacity by the Registrant and his position as a member of the Company's Board of Directors will end on the date of the upcoming shareholders' meeting. In a related matter, Management is pursuing the return of the 2,000,000 Units of Registrant's securities issued to Mr. Rutherford as a $1,000,000 bonus, which securities were forfeited back to the Registrant according to an applicable forfeiture provision upon Mr. Rutherford's termination.

Item 6.  Exhibits and Reports on Form 8-K.

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 5, 1999          ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.



                                By:  /s/ Brent J. Humphrey
                                     Brent J. Humphrey, President, Chief
                                     Executive Officer and Chief Financial and
                                     Accounting Officer



                      Ultra Shield Products Int'l, Inc.
                                Balance Sheet
                               March 31, 1998

                                   ASSETS
Current Assets

Cash In Banks
                         $      30,946.29
Accounts Receivable
                                51,632.01
Notes Receivable
                                30,627.64
Inventory
                               253,098.28
Prepaid Expenses
                                <1,512.74>
                         _________________
Current Assets
                               364,791.48
Property and Equipment
                               123,014.37

Other Assets
                               280,509.49
                         _________________

Total Assets                                $      768,315.34
                                            ==================


                         LIABILITIES AND CAPITAL
Current Liabilities
                         $   1,895,299.03

Long-Term Liabilities
                                36,358.19
                         _________________

Total Liabilities                                1,931,657.22

Capital
  Common Stock                   2,241.56
  Notes Reciv-Subscribers   <1,000,000.00>
  Additional Paid In
    Capital                 12,584,344.04
  Retained Earnings
    (Deficit)              <12,449,206.37>
  Net Income                  <300,721.11>
                         _________________

Total Capital                                   <1,163,341.88>
                                            __________________

Total Liabilities & Capital                 $      768,315.34
                                            ==================




                      Ultra Shield Products Int'l, Inc.
                              Income Statement
                For the Three Months Ending March 31, 1998

                                  Current Quarter          Year to Date
Net Revenues                  $      119,095.69      $      119,095.69

Cost of Sales                        102,861.23             102,861.23

Gross Profit                          16,234.46              16,234.46
                              __________________     __________________


Total Expenses                       316,955.57             316,955.57
                              __________________     __________________

Net Income                    $     <300,721.11>     $     <300,721.11>
                              ==================     ==================




                     Ultra Shield Products Int'l, Inc.
                          Statement of Cash Flow
                For the three Months Ended March 31, 1998

                                          Current Month        Year to Date

Cash used in operating activities
  Net Income                          $    <300,721.11>   $    <300,721.11>
  Adjustments to reconcile net
    income to net cash provided by
    operating activities
  Depreciation                               14,880.00           14,880.00
  Current assets                             11,834.85           11,834.85
  Current Liabilities                        77,946.83           77,946.83
                                      _________________   _________________

Total Adjustments                           104,661.68          104,661.68
                                      _________________   _________________

Net Cash provided by Operations            <196,059.43>        <196,059.43>
                                      _________________   _________________


Cash Flows from investing activities
                                               <922.35>            <922.35>
                                      _________________   _________________

Net cash used in investing                     <922.35>            <922.35>
                                      _________________   _________________



Cash Flows from financing activities
                                            202,978.43          202,978.43

                                             <4,371.36>          <4,371.36>
                                      _________________   _________________

Net cash used in financing                  198,607.07          198,607.07
                                      _________________   _________________

Net increase <decrease> in cash       $       1,625.29    $       1,625.29
                                      =================   =================



Summary
  Cash Balance at End of Period       $      30,946.29    $      30,946.29
  Cash Balance at Beginning of P             <5,521.24>         <29,321.00>
                                      _________________   _________________

Net Increase <Decrease> in Cash       $      25,425.05    $       1,625.29
                                      =================   =================




                       Ultra Shield Products Int'l, Inc.
                 Statement of Changes in Financial Position
                 For the three months ended March 31, 1998



                                          Current Month        Year To Date

Sources of Working Capital
  Net Income                          $    <300,721.11>   $    <300,721.11>
  Add back items not requiring
    working capital
  Depreciation                               14,880.00           14,880.00
                                      _________________   _________________

  Working capital from operations          <285,841.11>        <285,841.11>
Other sources
  Sale of old equipment                     202,978.43          202,978.43
                                      _________________   _________________

Total sources                               <82,862.68>         <82,862.68>
                                      _________________   _________________

Uses of working capital
  Equipment purchase                         <5,293.71>          <5,293.71>
                                      _________________   _________________

Total uses                                   <5,293.71>          <5,293.71>
                                      _________________   _________________

Net change                            $     <88,156.39>   $     <88,156.39>
                                      =================   =================

Analysis of componants of changes
Increase <Decrease> in Current
  Assets
  Stock repurchases                   $     <10,209.56>   $     <10,209.56>
<Increase> Decrease in Current
  Liabilities
  Stock repurchases                         <77,946.83>         <77,946.83>
                                      _________________   _________________

Net change                            $     <88,156.39>   $     <88,156.39>
                                      =================   =================



ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR QUARTER ENDING MARCH 31, 1998

                                                      Common Stock  Additional
                                 Common Stock          Subscribed    Paid-in
                              Shares       Amount   Shares   Amount  Capital

Balance, December 31, 1997  20,644,090     2,064                    12,381,544
Shares issued for
  common stock subscribed      390,000        39
  cash                         482,911        48                       167,925
  services rendered            761,568        76
  notes payable                294,985        29                        34,875
  in lieu of interest            4,685         0
Shares canceled
Shares reacquired             (158,340)      (16)
Unrealized loss on
  investments
Net loss

Balance, March 31, 1998     22,419,899     2,242       0        0   12,584,344



ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
FOR QUARTER ENDING MARCH 31, 1998

                                          Unrealized            Note
                                            Holding          Receivable
                                            Loss on             from
                                          Investments       Stockholder

Balance, December 31, 1997                                  (1,000,000)
Shares issued for
  common stock subscribed
  cash
  services rendered
  notes payable
  in lieu of interest
Shares canceled
Shares reacquired
Unrealized loss on
  investments
Net loss

Balance, March 31, 1998                         0           (1,000,000)



ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
FOR QUARTER ENDING MARCH 31, 1998


                                       Accumulated
                                         Deficit                  Total

Balance, December 31, 1997            (12,450,307)             (1,066,699)
Shares issued for                                                       0
  common stock subscribed                                              39
  cash                                                            167,973
  services rendered                                                    76
  notes payable                                                    34,904
  in lieu of interest                                                   0
Shares canceled                                                         0
Shares reacquired                                                     (16)
Unrealized loss on
  investments                                                           0
Net loss                                 (300,721)               (300,721)

Balance, March 31, 1998               (12,751,028)             (1,164,442)