Form 10QSB
period 1998-06-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1999-01-13
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                     For Quarter Ended June 30, 1998

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

As of June 30, 1998 23,743,486 shares of common stock; 22,458,947 Class A and 22,458,947 Class B common stock purchase warrants were outstanding.

Transitional Small Business Disclosure Format:  Yes            No     X



Item 1.  Financial Statements.

     See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Since inception in 1989, the Registrant has relied principally on the proceeds from one public and several private offerings of its securities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. From inception in March, 1989 to June, 1998 a total of 12,718,502 as been received from these financing activities. At June 30, 1998, the Registrant had cash and cash equivalents totaling <$15,367.48> available to cover recurring operating deficits and research and development expenses.

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

     Other than continuing development expenses related to new products, estimated to be 3% of the Registrant's net revenues on an annual basis, commitments under facilities leases totaling $185,200 through August, 1999, the Registrant has no other know commitments for its capital resources as of June 30, 1998. Management believes that cash available from ongoing operations and, if necessary, from additional financing, will cover these commitments.

     The Registrant's total assets decreased from $768,315 at March 31, 1998 to $714,302 at June 30, 1998. The decrease of $54,013 (7.03%) was primarily due to decreased of inventory and cash in banks.

     The Registrant's total liabilities increased from $1,931,657 at March 31, 1998, to $1,994,598 at June 30, 1998. The increase of $62,941 (3.15%)
was primarily due to increase in accounts payable.

     The Registrant's accrued expenses increased from $440,131 at March 31, 1998, to $525,824 at June 30, 1998. The increase of $85,693 (16.30%) was due to an increase in accrued payroll and  related expenses.

     The Registrant's accrued expenses increased from $7,111 at June 30, 1997 to $360,627 at December 31, 1998, to $525,824 at June 30, 1998. Total
increase of  $353,516 (98.03%) and $165,197 (31.42%), respectively.  These increases were due primarily to accrued interest on notes, payroll and related taxes, and anticipated legal expenses.

     The Registrant's notes payable decreased from $1,249,359 at June 30, 1997 to $1,033,242 at December 31, 1997, increased to $1,046,451 at June 30,
1998.  Total decrease of $216,117 (17.30%) and increase of $13,209 (1.26%), respectively. These respective decreases were due to (i) notes converted to common stock or common stock subscribed as of June 30, 1997; and, (ii) the accrual of certain services provided to the Registrant during the period.

     The Registrant's accounts payable decreased from $277,849 at June 30, 1997 to $247,119 at December 31, 1998, an increase to $392,808 at June 30,
1998. Total decrease of $30,730 (11.05%) and increase of $145,689 (37.09%), respectively. The increase was due to the accrual of operating expenses for the periods, increased inventory purchases and the accrual of payment of several convertible promissory notes.

     The Registrant's accumulated deficit increased from $9,563,445 at June 30, 1997 to $12,449,288 at December 31, 1998, to $13,001,213 at June 30,
1998. Total increase of $2,885,843 (23.18%) and increase of $552,007 (4.25%), respectively, as a result of increased net losses from operations.

     Since inception, the Registrant has experienced significant losses from operations in each successive period. In the six months ending June 30, 1998, as compared to the six months ended June 30, 1997, net loss from operations decreased $470,068 (45.99%), from $1,122,075 June 30, 1997 to $552,007 June
30, 1998; gross sales of products increased $133,604 (51.35%) from $126,556 to $260,160; cost of product sales increased $125,992 (58.17%) from $90,606 to $216,598; selling, general and administrative expenses decreased $457,011 (43.88%) from $1,041,406 to 584,395; and other income and expenses decreased $5,445 (32.76%) from $16,619 to $11,174.

     Management expects to be able to maintain or improve gross profit margins into the future. Currently, the Registrant sells most of its products by the gallon in various sized containers and prices its products based on container size. The Registrant has experienced no price pressure and structures its prices to be competitive with other products sold in similar markets.

     Since inception, the Registrant has primarily used equity financing transactions and borrowings convertible to equity securities to improve its liquidity while operations have been unable to generate adequate working capital. Net cash used in operating activities for the six months ended June 30, 1998 was <$44,689.>.

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

Date:  January 5, 1999          ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.



                                By:  /s/ Brent J. Humphrey
                                     Brent J. Humphrey, President, Chief
                                     Executive Officer and Chief Financial and
                                     Accounting Officer



                      Ultra Shield Products Int'l, Inc.
                                Balance Sheet
                                June 30, 1998

                                   ASSETS
Current Assets

Cash In Banks
                         $     <15,367.48>
Accounts Receivable
                                90,941.24
Notes Receivable
                                33,306.24
Inventory
                               221,018.74
Prepaid Expenses
                                <3,317.34>
                         _________________
Current Assets
                               326,581.40
Property and Equipment
                               107,212.02

Other Assets
                               280,509.49
                         _________________

Total Assets                                $      714,302.91
                                            ==================


                         LIABILITIES AND CAPITAL
Current Liabilities
                         $   1,974,008.90

Long-Term Liabilities
                                20,589.38
                         _________________

Total Liabilities                                1,994,598.28

Capital
  Common Stock                   2,374.35
  Notes Reciv-Subscribers   <1,000,000.00>
  Additional Paid In
    Capital                 12,718,501.51
  Retained Earnings
    (Deficit)              <12,449,206.37>
  Net Income                  <551,964.86>
                         _________________

Total Capital                                   <1,280,295.37>
                                            __________________

Total Liabilities & Capital                 $      714,302.91
                                            ==================



                      Ultra Shield Products Int'l, Inc.
                              Income Statement
                 For the six Months Ending June 30, 1998

                                  Current Quarter          Year to Date
Net Revenues                  $      141,073.25      $      260,168.94

Cost of Sales                        113,737.20             216,598.43

Gross Profit                          27,336.05              43,570.51
                              __________________     __________________


Total Expenses                       278,579.80             595,535.37
                              __________________     __________________

Net Income                    $     <251,243.75>     $     <551,964.86>
                              ==================     ==================



                     Ultra Shield Products Int'l, Inc.
                          Statement of Cash Flow
                 For the six Months Ended June 30, 1998

                                          Current Month        Year to Date

Cash used in operating activities
  Net Income                          $    <251,243.75>   $    <551,964.86>
  Adjustments to reconcile net
    income to net cash provided by
    operating activities
  Depreciation                               14,880.00           29,760.00
  Current assets                             <8,103.69>           3,731.16
  Current Liabilities                        78,709.87          156,656.70
                                      _________________   _________________

Total Adjustments                            85,486.18          190,147.86
                                      _________________   _________________

Net Cash provided by Operations            <165,757.57>        <361,817.00>
                                      _________________   _________________


Cash Flows from investing activities
                                                     0             <922.35>
                                      _________________   _________________

Net cash used in investing                           0             <922.35>
                                      _________________   _________________



Cash Flows from financing activities
                                            134,290.26          337,268.69

                                            <15,768.81>         <20,140.17>
                                      _________________   _________________

Net cash used in financing                  118,521.45          317,128.52
                                      _________________   _________________

Net increase <decrease> in cash       $     <47,236.12>   $     <45,610.83>
                                      =================   =================



Summary
  Cash Balance at End of Period       $     <15,367.48>    $    <15,367.48>
  Cash Balance at Beginning of P            <10,039.20>         <29,321.00>
                                      _________________   _________________

Net Increase <Decrease> in Cash       $     <25,406.68>    $    <44,688.48>
                                      =================   =================



                       Ultra Shield Products Int'l, Inc.
                 Statement of Changes in Financial Position
                   For the six months ended June 30, 1998



                                          Current Month        Year To Date

Sources of Working Capital
  Net Income                          $    <251,243.75>   $    <551,964.86>
  Add back items not requiring
    working capital
  Depreciation                               14,880.00           29,760.00
                                      _________________   _________________

  Working capital from operations          <236,363.75>        <522,204.86>
Other sources
  Sale of old equipment                     135,212.61          338,191.04
                                      _________________   _________________

Total sources                              <101,151.14>        <184,013.82>
                                      _________________   _________________

Uses of working capital
  Equipment purchase                        <15,768.81>         <21,062.52>
                                      _________________   _________________

Total uses                                  <15,768.81>         <21,062.52>
                                      _________________   _________________

Net change                            $    <116,919.95>   $    <205,076.34>
                                      =================   =================

Analysis of componants of changes
Increase <Decrease> in Current
  Assets
  Stock repurchases                   $     <38,210.08>   $     <48,419.64>
<Increase> Decrease in Current
  Liabilities
  Stock repurchases                         <78,709.87>        <156,656.70>
                                      _________________   _________________

Net change                            $    <116,919.95>   $    <205,076.34>
                                      =================   =================



ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR QUARTER ENDING JUNE 30, 1998

                                                      Common Stock  Additional
                                 Common Stock          Subscribed    Paid-in
                              Shares       Amount   Shares   Amount  Capital

Balance, March 31, 1998     22,419,899     2,242      0        0    12,584,344
Shares issued for
  common stock subscribed                      0
  cash                         287,655        29                       134,157
  services rendered            965,639        97
  notes payable                 52,642         5
  in lieu of interest           17,651         2
Shares canceled                                0
Shares reacquired                              0
Unrealized loss on
  investments                                  0
Net loss

Balance, June 30, 1998      23,743,486     2,374      0        0    12,718,501



ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
FOR QUARTER ENDING JUNE 30, 1998

                                          Unrealized            Note
                                            Holding          Receivable
                                            Loss on             from
                                          Investments       Stockholder

Balance, March 31, 1998                        0           (1,000,000)
Shares issued for
  common stock subscribed
  cash
  services rendered
  notes payable
  in lieu of interest
Shares canceled
Shares reacquired
Unrealized loss on
  investments
Net loss

Balance, June 30, 1998                         0           (1,000,000)



ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
FOR QUARTER ENDING JUNE 30, 1998


                                       Accumulated
                                         Deficit                  Total

Balance, March 31, 1998               (12,751,028)             (1,164,442)
Shares issued for                                                       0
  common stock subscribed                                               0
  cash                                                            134,186
  services rendered                                                    97
  notes payable                                                         5
  in lieu of interest                                                   2
Shares canceled                                                         0
Shares reacquired                                                       0
Unrealized loss on
  investments                                                           0
Net loss                                 (229,433)               (229,433)

Balance, June 30, 1998                (12,980,461)             (1,259,585)