Form 10QSB
period 1998-09-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1999-01-13
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1998

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

As of September 30, 24,685,884 shares of common stock; 23,402,622 Class A and 23,402,622 Class B common stock purchase warrants were outstanding.

Transitional Small Business Disclosure Format:  Yes            No     X



Item 1.  Financial Statements.

     See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Since inception in 1989, the Registrant has relied principally on the proceeds from one public and several private offerings of its securities to fund operations. The Registrant has used the proceeds from these offerings and the limited revenues it has received from sales of the Registrant's products to fund research and development activities and to cover its recurring operating deficits. From inception in March, 1989 to September, 1998 a total of 12,764,601 has been received from these financing activities. At September 30, 1998, the Registrant had cash and cash equivalents totaling 32,192 available to cover recurring operating deficits and research and development expenses.

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

     Other than continuing development expenses related to new products, estimated to be 3% of the Registrant's net revenues on an annual basis, commitments under facilities leases totaling $185,200 through August, 1999, the Registrant has no other known commitments for its capital resources as of September 30, 1998. Management believes that cash available from ongoing operations and, if necessary, from additional financing, will cover these commitments.

     The Registrant's total assets decreased from $714,302 at June 30, 1998, to $709,211 at September 30, 1998. The decrease of $5,091 (.007%) was primarily due to decreased of inventory and property and equipment, and an increase in cash.

     The Registrant's total liabilities decreased from $1,994,598 at June 30, 1998, to $1,990,897 at September 30, 1998. The decrease of $3,701 (.18%) was primarily due to decrease in accounts payable.

     The Registrant's accrued expenses increased from $525,824 at June 30, 1998, to $536,140 at September 30, 1998. The increase of $10,316 (1.92%) was due to an increase in accrued sales tax and  payable to officers.

     The Registrant's accrued expenses increased from $6,500 at September 30, 1997 to $360,627 at December 31, 1998, to $536,140 at September 30, 1998.
Total increase of  $354,127 (98.19%) and $175,513 (32.74%), respectively.
These increases were due primarily to accrued interest on notes, payroll and related taxes, and anticipated legal expenses.

     The Registrant's notes payable increased from $922,359 at September 30, 1997 to $1,033,242 at December 31, 1997, to $1,052,931 at September 30,
1998.  Total increase of $110,883 (10.73%) and increase of $19,689 (1.87%), respectively. These respective increases were due to (i) notes converted to common stock or common stock subscribed as of June 30, 1997; and, (ii) the accrual of certain services provided to the Registrant during the period.

     The Registrant's accounts payable decreased from $750,550 at September 30, 1997 to $247,119 at December 31, 1998, to $397,112 at September 30, 1998.
Total decrease of $503,431 (67.07%) and increase of $149,993 (37.77%), respectively. The increase was due to operating expenses for the periods, increased inventory purchases.

     The Registrant's accumulated deficit increased from $9,677,327 at September 30, 1997 to $12,449,288 at December 31, 1998, to $13,198,798 at
September 30, 1998. Total increase of $2,771,961 (22.26%) and increase of $749,510 (5.68%), respectively, as a result of increased net losses from operations.

     Since inception, the Registrant has experienced significant losses from operations in each successive period. In the nine months ending September 30, 1998, as compared to the nine months ended September 30, 1997, net loss from operations decreased $931,469 (55.41%), from $1,681,060 September 30, 1997 to $749,591 September 30, 1998; gross sales of products increased $153,077 (38.69%) from $242,596 to $395,673; cost of product sales increased $37,878 (11.80%) from $283,171 to $321,049; selling, general and administrative expenses decreased $788,324 (49.35%) from $1,597,328 to 809,004; and other income and expenses decreased $27,945 (64.75%) from $43,156 to $15,211.

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

Date:  January 5, 1999          ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.



                                By:  /s/ Brent J. Humphrey
                                     Brent J. Humphrey, President, Chief
                                     Executive Officer and Chief Financial and
                                     Accounting Officer



                      Ultra Shield Products Int'l, Inc.
                                Balance Sheet
                             September 30, 1998

                                   ASSETS
Current Assets

Cash In Banks
                         $      32,192.23
Accounts Receivable
                                70,362.63
Notes Receivable
                                61,429.43
Inventory
                               176,785.84
Prepaid Expenses
                                <4,542.03>
                         _________________
Current Assets
                               336,228.10
Property and Equipment
                                92,473.61

Other Assets
                               280,509.49
                         _________________

Total Assets                                $      709,211.20
                                            ==================


                         LIABILITIES AND CAPITAL
Current Liabilities
                         $   1,986,183.65

Long-Term Liabilities
                                 4,713.34
                         _________________

Total Liabilities                                1,990,896.99

Capital
  Common Stock                   2,468.35
  Notes Reciv-Subscribers   <1,000,000.00>
  Additional Paid In
    Capital                 12,914,601.51
  Retained Earnings
    (Deficit)              <12,449,206.37>
  Net Income                  <749,549.28>
                         _________________

Total Capital                                   <1,281,685.79>
                                            __________________

Total Liabilities & Capital                 $      709,211.20
                                            ==================



                      Ultra Shield Products Int'l, Inc.
                              Income Statement
               For the Nine Months Ending September 30, 1998

                                  Current Quarter          Year to Date
Net Revenues                  $      135,791.52      $      395,960.46

Cost of Sales                        104,450.97             321,049.40

Gross Profit                          31,340.55              74,911.06
                              __________________     __________________


Total Expenses                       228,924.97             824,460.34
                              __________________     __________________

Net Income                    $     <197,584.42>     $     <749,549.28>
                              ==================     ==================



                     Ultra Shield Products Int'l, Inc.
                          Statement of Cash Flow
               For the nine Months Ended September 30, 1998

                                          Current Month        Year to Date

Cash used in operating activities
  Net Income                          $    <197,584.42>   $    <749,549.28>
  Adjustments to reconcile net
    income to net cash provided by
    operating activities
  Depreciation                               14,880.00           44,640.00
  Current assets                             37,913.01           41,644.17
  Current Liabilities                        12,174.75          168,831.45
                                      _________________   _________________

Total Adjustments                            64,967.76          255,115.62
                                      _________________   _________________

Net Cash provided by Operations            <132,616.66>        <494,433.66>
                                      _________________   _________________


Cash Flows from investing activities
                                               <141.59>          <1,063.94>
                                      _________________   _________________

Net cash used in investing                     <141.59>          <1,063.94>
                                      _________________   _________________



Cash Flows from financing activities
                                            196,194.00          533,462.69

                                            <15,876.04>         <36,016.21>
                                      _________________   _________________

Net cash used in financing                  180,317.96          497,446.48
                                      _________________   _________________

Net increase <decrease> in cash       $      47,559.71    $       1,948.88
                                      =================   =================



Summary
  Cash Balance at End of Period       $      32,192.23    $      32,192.23
  Cash Balance at Beginning of P             20,416.23          <29,321.00>
                                      _________________   _________________

Net Increase <Decrease> in Cash       $      52,608.46    $       2,871.23
                                      =================   =================



                       Ultra Shield Products Int'l, Inc.
                 Statement of Changes in Financial Position
                   For the nine months ended September 30, 1998



                                          Current Month        Year To Date

Sources of Working Capital
  Net Income                          $    <197,584.42>   $    <749,549.28>
  Add back items not requiring
    working capital
  Depreciation                               14,880.00           44,640.00
                                      _________________   _________________

  Working capital from operations          <182,704.42>        <704,909.28>
Other sources
  Sale of old equipment                     196,194.00          534,385.04
                                      _________________   _________________

Total sources                                13,489.58         <170,524.24>
                                      _________________   _________________

Uses of working capital
  Equipment purchase                        <16,017.63>         <37,080.15>
                                      _________________   _________________

Total uses                                  <16,017.63>         <37,080.15>
                                      _________________   _________________

Net change                            $      <2,528.05>   $    <207,604.39>
                                      =================   =================

Analysis of componants of changes
Increase <Decrease> in Current
  Assets
  Stock repurchases                   $       9,646.70    $     <38,772.94>
<Increase> Decrease in Current
  Liabilities
  Stock repurchases                         <12,174.75>        <168,831.45>
                                      _________________   _________________

Net change                            $      <2,528.05>   $    <207,604.39>
                                      =================   =================



ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR QUARTER ENDING SEPTEMBER 30, 1998

                                                      Common Stock  Additional
                                 Common Stock          Subscribed    Paid-in
                              Shares       Amount   Shares   Amount  Capital

Balance, June 30, 1998      23,743,486     2,374      0        0    12,718,501
Shares issued for
  common stock subscribed                      0
  cash                         177,551        18                        46,100
  services rendered             14,979         1
  notes payable                641,113        64
  in lieu of interest          108,755        11
Shares canceled                                0
Shares reacquired                              0
Unrealized loss on
  investments
Net loss

Balance, September 30, 1998 24,685,884     2,468      0        0    12,764,601



ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
FOR QUARTER ENDING SEPTEMBER 30, 1998

                                          Unrealized            Note
                                            Holding          Receivable
                                            Loss on             from
                                          Investments       Stockholder

Balance, June 30, 1998                         0           (1,000,000)
Shares issued for
  common stock subscribed
  cash
  services rendered
  notes payable
  in lieu of interest
Shares canceled
Shares reacquired
Unrealized loss on
  investments
Net loss

Balance, September 30, 1998                         0           (1,000,000)



ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
FOR QUARTER ENDING SEPTEMBER 30, 1998


                                       Accumulated
                                         Deficit                  Total

Balance, June 30, 1998                (12,980,461)             (1,259,585)
Shares issued for                                                       0
  common stock subscribed                                               0
  cash                                                             46,118
  services rendered                                                     1
  notes payable                                                        64
  in lieu of interest                                                  11
Shares canceled                                                         0
Shares reacquired                                                       0
Unrealized loss on
  investments                                                           0
Net loss                                 (167,390)               (167,390)

Balance, September 30, 1998           (13,147,851)             (1,380,781)