Form 10QSB/A
period 1998-09-30
ULTRA SHIELD PRODUCTS INTERNATIONAL INC
filed 1999-01-19
CIK 856572

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-QSB/A

             Amended Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

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

Date:  January 15, 1999         ULTRA SHIELD PRODUCTS INTERNATIONAL, INC.



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